Form 10-K405
period 1994-12-31
DELAWARE OTSEGO CORP
filed 1995-03-28
CIK 757189

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1994
                         Commission File # 0-12985

                        DELAWARE OTSEGO CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             New York                            16-0913491
  -------------------------------     ---------------------------------
  (State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation or organization)

1 Railroad Ave., Cooperstown, New York                13326
- ----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code          (607) 547-2555

Securities registered pursuant to section 12(b) of the Act:

        Title of each class       Name of each exchange on which registered
        -------------------       -----------------------------------------
               None                                 None

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.125 per share
                   ---------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes ___X___      No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [  X  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $10,857,668 as of March 21, 1995.

                                  1,536,880
     -------------------------------------------------------------------
     (Number of shares of Common Stock outstanding as of March 21, 1995)

                      DOCUMENTS INCORPORATED BY REFERENCE
Information with respect to Directors in Item 10 and the information required by Items 11-13 is incorporated herein by reference from the proxy material of the Registrant in connection with its annual meeting of shareholders scheduled for June 3, 1995.

                             PART I
                             ------

Item 1.  BUSINESS
- -----------------

General
- -------
Delaware Otsego Corporation, a New York corporation, is a railroad holding company. The Company's principal executive offices are located at 1 Railroad Avenue, Cooperstown, New York 13326, and its telephone number is (607) 547-2555. As used in this Form 10-K, unless the context requires otherwise, the term "Company" or "DOC" refers to Delaware Otsego Corporation and its subsidiaries: Susquehanna Properties, Inc. (SPI); Fonfulco, Inc. (Fonfulco); Lackawaxen and Stourbridge Railroad Corporation (LASB); Syracuse, Binghamton and New York Railroad Corporation (SBNY); The New York, Susquehanna and Western Railway Corporation (NYS&W); Cooperstown and Charlotte Valley Railway Corporation (CACV); Delta Warehousing Corporation
(DWC); Central New York Railroad Corporation (CNY); Delaware Otsego Equipment Corporation (DOE); Susquehanna Bulk Systems, Inc. (SBS); Staten Island Railway Corporation (SIRY); Rahway Valley Company, Lessee (RVC-L); and Rahway Valley Railroad Company (RVRR).

     The Company operates in one business segment - railroad transportation. DOC's rail system provides rail service for customers along its routes and access to the national rail system through interchange facilities with two of the major northeastern railroads, Consolidated Rail Corporation ("Conrail") and the CP Rail System ("CP"). Additionally, pursuant to a Haulage Agreement with CP, the Company has direct access with the Norfolk Southern rail system and other carriers in Buffalo, NY. DOC's railroad system is devoted principally to carrying freight, but also generates revenue through the operation of passenger excursion trains. DOC seeks to encourage development on and near, and utilization of, its real estate and rights-of-way by potential shippers and as a possible source of additional revenue. The Company also generates revenues by granting to various entities, such as utilities, pipeline and communication companies and non-industrial tenants, the right to occupy its railroad right-of-way and other real property. The Company also hires rail equipment to, and repairs rail equipment owned by, others, and provides services related to the transfer of bulk commodities from railcar to truck.

Railroad Operations
- -------------------
      The Company operates a 500 mile regional railroad in New York, New Jersey and Pennsylvania, of which 200 miles consist of trackage rights over the lines of other railroads. The Company's rail lines have been integrated into a coordinated rail system which connects upstate New York with the Northern New Jersey - New York City metropolitan area and provides rail service via two Class I carriers (through its connections with Conrail and CP).

      The Company presently serves over 110 customers in its railroad operations, two of which accounted for approximately 70% of its traffic volume. In 1994, the Company earned approximately $9.8 million from CSX Intermodal, Inc., representing 39% of railway operating revenues, on traffic moving to CSXI's owned facility located adjacent to the NYS&W at Little Ferry, NJ. 1994 revenues for container traffic moved on behalf of Hanjin Shipping Lines to the Resources Warehousing and Consolidation Services, Incorporated facility ("RWCS"), were approximately $7.7 million, representing 31% of railway operating revenues. No assurance can be given that such revenue levels will be attained in the future. The principal freight carried by the Company consists of manufactured goods, industrial raw materials, paper products, and agricultural commodities.

     The operation of a railroad requires significant expenditures for maintenance-of-way and equipment, the availability of railcars in diverse locations for the carriage of customer freight, and reliance upon other carriers who participate in the transportation of almost all freight transported by the DOC system.

Real Estate Activities & Other Operations
- -----------------------------------------
     Through its subsidiaries, the Company seeks to maximize utilization of and revenues from its real estate holdings. Leasing and right-of-way agreements, sales where favorable prices can be obtained or property is deemed unusable in the Company's rail operations, and the encouragement of industrial development are the focus of the Company's activities in this regard.

Marketing
- ---------
     The Company markets its services primarily through its sales and customer service personnel, under the supervision of its Executive Vice President and the Vice President-Marketing and Sales of its NYS&W subsidiary. In addition, the Company's executive officers are occasionally involved in formulating and making presentations to customers and potential customers.

Suppliers
- ---------
     The Company is able to acquire the equipment, parts and other materials it needs in the operation of its business from several suppliers. The Company does not believe that the loss of any supplier would have a material adverse effect on its business, as there are alternative suppliers available.

Competition
- -----------
     The Company's regional rail system is relatively small in an industry dominated by carriers with far greater resources and facilities. In the Company's area of operation, it competes with Conrail, particularly with respect to bulk and intermodal traffic, and with both long-haul and short-haul trucking companies which may be able to offer more extensive facilities and resources than the Company. Deregulation of the railroad industry has intensified competition and will likely continue to do so, placing pressure on pricing and routing schedules of the Company. The Company believes that it is able to compete for railroad business on the basis of its quality of customer service, pricing, scheduling and concentration on its principal rail corridors. There can be no assurance, however, that the Company will be able to maintain its present competitive position.

     The Company relies on, and its ability to compete is dependent upon, its rail connections with CP and with Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company.

     With respect to its real estate activities, the Company competes with other railroads, developers and real estate businesses for purchasers, tenants and users of its real property. For example, other railroads seek some of the same customers for fiber optics cable installation, and real estate developers and other railroads seek the same type of industrial user as is sought by the Company. Such competitors may have greater financial resources, more experience in real estate development or a greater ability to offer incentives than does the Company. No assurance can be given that the Company's efforts to develop, lease or sell its real estate resources will be successful.

Regulation
- ----------
     The Company is subject to regulation by the Interstate Commerce Commission, the Federal Railroad Administration, and certain state and local authorities, including state Departments of Transportation, in connection with some aspects of its railroad operations. Such regulation affects rates, safety rules, maintenance of track, other facilities, and rights-of-way, and may affect the Company's revenues and expenses.

Environmental Matters
- ---------------------
     The Company transports hazardous materials on behalf of certain of its customers, and uses certain hazardous materials in the normal course of the repair and maintenance of its locomotives, rail cars and other equipment. The operation of a railroad includes the risk of derailments which could result in the release or spillage of diesel fuel and hazardous materials from locomotives and rail cars to property of the Company and adjoining properties. The Company is not aware of any such spills or releases which have not been remediated.

     The Company, as the owner of real estate, may be responsible under certain circumstances for remediation of environmental conditions on its property, whether or not such conditions arose from the Company's operations.

The Company has no knowledge of the existence of any such conditions, but cannot assure that such will not arise or occur in the future.

     However, during 1993, The New York, Susquehanna and Western Railway Corporation, a Company railroad operating subsidiary, received notice from the Environmental Protection Agency (EPA) that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and may be required to share in the cost to clean up a certain site identified by the EPA. The information presently available to the Company indicates that the estimated liability is less than ten thousand dollars and, therefore, will not have a material affect on the consolidated financial condition or results of operation.

Employees
- ---------
     At December 31, 1994, the Company employed 200 people, of whom 123 were operating personnel, 12 were supervisors, 48 were office and sales personnel, and 17 were executive officers and managerial personnel. 32 of the Company's operating personnel are subject to a collective bargaining agreement with the Brotherhood of Locomotive Engineers (BLE) which sets their general level of compensation and working conditions through December 31, 1996. During 1994, the Brotherhood of Maintenance of Way Employees ("BMWE") was certified to represent the approximate 64 employees of the Company's Track Department.
The Company is currently negotiating a new agreement with BMWE. The Company considers its employee relations to be good.

Item 2.  PROPERTIES
- -------------------
     The Company's executive offices are located in approximately 4,500 square feet of space at 1 Railroad Avenue, Cooperstown, New York, a property owned by the Company. The Company also owns the Edgewater Executive Offices in Cooperstown. This structure, containing 10,000 square feet of space, presently is used for offices, conferences, and facilities for overnight accommodations for Company guests.

     The Company owns 140 route miles of track and right-of-way and owns jointly with the County of Sussex, New Jersey an additional 8.8 miles of line. The Company leases 186.2 miles of line. Included in this total are
164.35 miles of line leased from several Industrial Development Agencies at nominal cost, which leases expire in April, 1997, at which time ownership of the lines revert to the Company for nominal consideration. Additionally, the Company has agreements enabling it to use track owned by other railroads including trackage rights from Warwick, New York to Binghamton, New York of 175 miles, which is subject to abandonment by its owners upon compliance with certain statutory procedures which may require approval of the Interstate Commerce Commission.

     The properties of the Company are subject to various easements, occupations, licenses, leases and rights-of-way. The trackage and other operating rights pursuant to which the Company is authorized to carry freight over track belonging to others are subject to contractual agreements which may be subject to termination or restriction, either of which may have a significant adverse affect on the railroad operations of the Company.

     Substantially all the Company's properties are subject to lien, or mortgage, in connection with obligations of the Company to Manufacturers and Traders Trust Company, New Jersey Economic Development Authority, Federal Railroad Administration, and General Electric Credit Corporation.

     A description of the Company's railroad properties, by subsidiary, is as follows:

          a) NYS&W. The NYS&W is the main operating subsidiary of the Company, and consists of two divisions. The Southern Division consists of
82.6 miles of Company-owned track which, together with 8.8 miles of track owned jointly with the County of Sussex, NJ, run from Jersey City, NJ to Warwick, NY. NYS&W has trackage and other operating rights to run over track owned by Conrail from Warwick, NY to Binghamton, NY and, alternatively, from Passaic Junction, NJ to Binghamton, NY. The Northern Division consists of track from Binghamton, NY to Chenango Forks, NY, and then to Jamesville, NY (the Syracuse Branch) and Utica, NY (the Utica Branch), a total of 164.35miles. The Northern Division properties were acquired pursuant to a lease purchase agreement with the industrial development agencies of the counties of location.

          b) CNY. The CNY consists of 21.7 miles of Company-owned track from its connection with NYS&W in Richfield Junction, NY to Richfield Springs, NY. The Company intends to abandon all rail operations on CNY in 1995.

          c) SBNY. SBNY (formerly known as the Fonda, Johnstown and Gloversville Railroad Company) operates passenger excursion and shuttle trains on 10 miles of track located in Syracuse, NY and owned by Onondaga County Industrial Development Agency.

          d) CACV. The CACV consists of 15.9 miles of Company-owned track from an interchange with D&H at Cooperstown Junction, NY to Cooperstown, NY. The Company intends to abandon all rail operations on CACV in 1995.

          e)   RVC, RVRR.  The RVC and RVRR are related companies which own
11.6 miles of track running from Cranford Junction, NJ to Summit, NJ. Rail operations on these lines were abandoned pursuant to Interstate Commerce Commission authority in 1992. The Company has reached an agreement in principal to sell these assets to the New Jersey Department of Transportation in 1995.

     The Southern Division and the Syracuse Branch of the Northern Division of NYS&W consist mainly of Class II track in accordance with Federal Railroad Administration ("FRA") standards, allowing operation at speeds of up to 40 mph. Generally, all other trackage owned or leased by the Company, with the exception of industrial spurs and sidings, are designated Class III tracks, thereby allowing speeds of up to 25 mph. While existing track conditions and speeds allow the Company to adequately serve all its existing customers, maintenance and rehabilitation of rail facilities is an ongoing project.

     The Company owns 9 locomotives of various manufacture, age and size, and leases an additional 9 locomotives. The Company has ordered 3 new locomotives which it expects to receive in the first half of 1995. The Company believes it has an adequate supply of locomotives for its current needs. The Company owns fewer than 50 railcars of various types and manufacture, and depends on connecting rail lines and customers to provide cars for outbound loadings.

Item 3.  LEGAL PROCEEDINGS
- --------------------------
     There are no material pending legal proceedings other than ordinary routine litigation, incidental to the Company's business, to which the Company or any of its subsidiaries is a party or of which any of its or their property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
     None.

Executive Officers and Key Employees of the Registrant
- ------------------------------------------------------
     Each of the following officers of the Company has been elected by the Board of Directors and serves at the discretion of the Board.

                             Position with               Officer
Name                    Age  the Registrant              Since
- --------------------- ------ --------------------------- -------

Walter G.Rich           49    President,Chief Executive    1968
                              Officer & Director
C. David Soule          44    Executive Vice President     1981
                              & Director
William B. Blatter      60    Senior Vice President &      1988
                              Chief Financial Officer
Nathan R. Fenno         36    Vice President-Law, General  1988
                              Counsel & Secretary
Robert E. Pierce        48    Vice President/Controller    1982
Frank Quattrocchi       45    Vice President & Treasurer   1993

     Mr. Rich has been a member of the Board of Directors of the Company since 1968, and has been President and Chief Executive Officer since 1971. Mr. Rich is also a director of Norwich Aero Products, Inc. and Security Mutual Life Insurance Company of New York. Mr. Rich was appointed in 1993 to the New York State Public Transportation Safety Board.

     Mr. Soule has been Executive Vice President of the Company since June, 1983. He was elected to the Board of Directors in June, 1984.

     Mr. Blatter joined the Company as Vice President-Finance and Chief Financial Officer in April, 1988, and was named Senior Vice President and Chief Financial Officer in June, 1990.

     Mr. Fenno joined the Company as Attorney in July, 1987. Mr. Fenno was appointed General Counsel and Corporate Secretary in July, 1988, and Vice President-Law in September, 1991.

     Mr. Pierce joined the Company in September, 1981 and has served as Vice President/Controller since February 1, 1986.

     Mr. Quattrocchi joined the NYS&W in June, 1983. Mr. Quattrocchi was promoted to Vice President & Treasurer of the Company in April, 1993.

The following are other key employees of the Registrant's operating subsidiaries:

     Mr. Joseph G. Senchyshyn became Vice President-Operations of NYS&W on September 3, 1985.

     Mr. Robert A. Kurdock was appointed Vice President of NYS&W in June of 1985. He has been employed by the Company since September, 1980, serving in increasingly responsible positions.

     Mr. Richard J. Hensel joined the NYS&W as Vice President-Engineering of NYS&W in April, 1987.

     Mr. Paul Garber joined the NYS&W in 1989, and was appointed Vice President of Marketing & Sales in October, 1990.

     Mr. Phillip England joined the NYS&W as Vice President-Mechanical in August, 1994. He was previously employed by Consolidated Rail Corporation for over five years in various positions in its Mechanical Department.

                             PART II
                             -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- -------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

Market Information
- ------------------
     The Company's common stock trades in the over-the-counter market and is quoted on the NASDAQ National Market ("NASDAQ").  The symbol for the common stock is "DOCP".  The following table sets forth the quarterly high and low sale prices of the Company's common stock as reported by NASDAQ for the two years ending December 31, 1994.


     1994                               High          Low
     ----------------                 --------     ---------
     First Quarter                    $ 10 3/4      $  9 1/2
     Second Quarter                   $ 10 3/4      $  9 1/2
     Third Quarter                    $ 10 3/4      $  9 1/2
     Fourth Quarter                   $ 11          $ 10 1/4


     1993                               High          Low
     ----------------                 --------     ---------
     First Quarter                    $ 11          $  8 3/4
     Second Quarter                   $ 10 3/4      $  9 3/4
     Third Quarter                    $ 10 3/4      $  9 3/4
     Fourth Quarter                   $ 10 3/4      $  10

Holders of Record
- -----------------
                 As of December 31, 1994, the approximate number of record holders of the Company's common stock was 1,545.

Dividends
- ---------
     During 1994, the Company paid a 5% stock dividend payable to stockholders of record February 19, 1994. The dividend was paid on March 14, 1994, resulting in the issuance of an additional 69,097 shares. Subsequent to year-end, the Company declared a 5% stock dividend payable to stockholders of record February 17, 1995. The dividend will be paid on March 20, 1995 and 72,518 shares will be issued accordingly.

     The Company's loan with Manufacturers and Traders Trust Company provides that the Company may not, during the term of the loan, declare any cash dividends in excess of $110,000. In addition, the Financing Agreement between the Company and its subsidiary NYS&W, and the Federal government through the FRA 505 Redeemable Preference Share Program provides that yearly dividends may not exceed 50% of the total additions to retained earnings of the Company for the previous year, nor 50% of the total additions to retained earnings for 1985 and each year thereafter.


Item 6.  Selected Financial Data
(Thousands except per share amounts)

                                          Year Ended December 31,
                             ------------------------------------------------
RESULTS OF OPERATIONS:           1994      1993      1992      1991      1990
                             --------  --------  --------  --------  --------
Operating Revenues            $27,463   $22,610   $22,922   $26,886   $27,324
Directed Service Revenues (1)       0         0       149       743    10,778
Income (Loss) from Operations  (2,504)   (3,055)   (2,168)   (1,447)    1,025
Other Income (Expense), Net      (844)    1,174       241     4,034      (331)
                             --------  --------  --------  --------  --------
Income (Loss) Before Income
Taxes & Extraordinary Item     (3,348)   (1,881)   (1,927)    2,587       694
Provision for Income Tax
     Benefit (Expense)          1,128       603       605      (551)     (280)
Extraordinary Item
     (Net of Tax) (2)            (228)        0       765         0       629
                             --------  --------  --------  --------  --------
Net Income (Loss)             ($2,448)  ($1,278)    ($557)   $2,036    $1,043
                             ========  ========  ========  ========  ========
Earnings Per Share:
     Income (Loss) Before
       Extraordinary Item       (1.44)    (0.83)    (0.86)     1.33      0.27
     Extraordinary Item         (0.15)     0.00      0.50         0      0.41
                             --------  --------  --------  --------  --------
     Net Income (Loss)          (1.59)    (0.83)    (0.36)     1.33      0.68
Cash Dividends Per Share        $0.00     $0.00     $0.09     $0.07     $0.06
Weighted Average Shares
     Outstanding (3)            1,536     1,536     1,536     1,536     1,536

FINANCIAL POSITION:

Total Assets                  $68,877   $65,619   $63,530   $60,536   $61,807

Long-Term Debt                 10,066    11,167    13,092    13,825    13,052

Property, Plant & Equip.       84,185    79,680    73,101    64,266    60,417

Stockholders' Equity (3)      $29,511   $29,493   $28,844   $28,031   $24,945

[FN]
(1) See Note in Financial Statements and Management's Discussion and Analysis on D&H Service Operations.
(2) See Management's Discussion and Analysis for discussion of the extraordinary item.
(3) All data in the accompanying financial statements and related notes have been restated to give effect to a 5% stock dividend declared on January 12, 1995.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the continuing operations of the Company. The principal subsidiary is The New York, Susquehanna and Western Railway Corporation. A discussion of the Company's temporary operation over lines of the Delaware and Hudson Railway Corporation (D&H) from June 23, 1988, through February 27, 1990, follows the discussion of the Company's liquidity and capital resources.

1994 Compared to 1993

Operating Revenues

     Railway operating revenues, which include intermodal, carload and all other rail operating revenues, were $4,117 greater in 1994 than 1993.

     Intermodal revenues in the aggregate for 1994 increased $4,011 compared to 1993, due principally to the continued escalating demand for containerized transportation. Intermodal revenues from CSX Intermodal, Inc. ("CSXI") increased $3,475 due to two new intermodal services that began in June and August respectively in 1994. The third and fourth quarters of 1994 realized approximately $1.3 million and $2.6 million respectively, from this segment of CSXI business. Both services transport containerized traffic to CSXI's Little Ferry Terminal in New Jersey. Revenue from inter-modal shipments on behalf of Hanjin shipping lines to the Resources facility in New Jersey improved $536 compared to 1993, due to increased traffic levels.

     Carload revenues were $116 higher in 1994 compared with 1993, due mainly to greater commodity shipments for paper, lumber and stone ballast, combined with favorable shipper rebate arrangements.

     Other railway operating revenues in the aggregate declined insignificantly in 1994 compared to 1993. Components include passenger revenues, which were $78 greater in 1994 than 1993 due to the initiation of the passenger shuttle service in Syracuse, New York. Demurrage, switching and other incidental railway operating revenue for 1994 declined approximately $87 compared to 1993.

     Real property revenues for 1994 improved $120 when compared to 1993, due principally to additional signboard rentals and increased rates based on changes in the Consumer Price Index.

     Other operating revenues in 1994 were $616 greater than 1993, due mainly to increased construction activity in which the Company recovers the costs of certain equipment and general overhead expenses based upon pre-approved rates by the reimbursing government agency. During 1994, the Company received approval from a state agency to increase its billable general overhead rate.

Seasonality and Effects of Inflation

     The Company's container and carload freight revenues are affected by seasonal demands for consumer goods, generally resulting in higher intermodal revenues in the third quarter. The effects of inflation have not had a material effect on the Company's operating expenses in the aggregate.

Operating Expenses

     Maintenance of way and structures expenses for 1994 were $459 greater than 1993, due mainly to $360 of increased trackage rights costs attributable to additional business over Conrail track, and approximately $99 of increased expenses for compensation and benefits, utilities and independent contractors.

     Maintenance of equipment expenses for 1994 were $233 higher than 1993, due mainly to greater expenses for labor costs, increased maintenance of locomotives and railcars resulting from increased traffic, and increased maintenance of track equipment due to higher levels of construction activity.

     Transportation expenses in the aggregate for 1994 rose by $3,407 over 1993 levels, due principally to increases in traffic levels from two new intermodal services. The principal components of the increase were: $384 in compensation and benefits, which reflects a 5% scheduled wage increase for contract employees; $210 in diesel fuel; $155 for increased costs of road locomotive utilization; haulage costs of $1,665; $263 in terminal operating expenses; $147 in drayage charges and $68 for additional security at terminal facilities. Derailment expenses in 1994 exceeded 1993 by $280; the 1993 period included a favorable adjustment of $130 necessary to reduce a previously established reserve for a major derailment in which all claims had been settled. Passenger expenses for 1994 exceeded 1993 amounts by $134, due to start-up and other operating expenses from initiating the shuttle service in Syracuse, New York.

     Car hire expenses for 1994 increased by $195 compared to 1993, mainly due to greater traffic levels.

     Depreciation and amortization expenses for 1994 increased $144 compared with 1993. The increase was due to additions to property, plant and equipment.

     As a result of the foregoing, operating expenses increased
$4,302 in 1994 compared to 1993.  For the twelve month period ended

December 31, 1994, the operating loss declined $551 from the 1993 period. The operating ratio for 1994 improved to 109.1% compared to 113.5% in 1993.

Interest Expense, Net

     Interest expense net, comprised of interest expense (net of capitalized interest) and interest income, for 1994 increased $159 compared to 1993. Total interest expense for 1994 was $1,399 compared to $1,171 for 1993, due principally to higher interest rates, additional interest from the issuance of $3,580 of 6.5% convertible subordinated notes in September 1993, and increased borrowings from the construction line of credit.

Other Income (Expense)

     The Company's gain on sale of property, equipment and other declined $1,859 in 1994 compared to 1993, due principally to gain of $1,911 recognized in the 1993 period from the sale of a permanent easement to Public Service Electric and Gas Company.

Taxes

     The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company's provision for income taxes on income (loss) before extraordinary item resulted in a $1,128 tax benefit in 1994 compared to a benefit of $603 for 1993. See Note 6 to financial statements for further information concerning income taxes.

Extraordinary Item

     During 1994, the Company completed the refinancing of its major bank debt with Manufacturers and Traders Trust Company. In conjunction with this refinancing, the Company wrote-off $334, representing the unamortized balance of deferred financing costs incurred in 1990 in conjunction with its prior loans. The write-off was recorded as an extraordinary item in the statement of earnings, net of applicable income taxes of $106.

1993 Compared to 1992

Operating Revenues

     Railway operating revenues, which include intermodal, carload and all other rail operating revenues, was $20,864 in 1993, essentially the same as 1992.

     Intermodal revenues for 1993 were $13,497, a decline of $117 compared to 1992. Revenue from intermodal shipments to the Resources facility increased $415 for 1993 compared to 1992. Intermodal revenue derived from CSX Intermodal, Inc. for 1993 declined $533 compared to the 1992 period, due principally to increased competition between carriers resulting in declines in the volume in Westbound shipments from the greater New York market.

     Carload revenues for 1993 were $6,678, an increase of $457 compared to 1992. Increase in volume for grain, stone, lumber, automobiles and food products contributed to the improved carload business. Full operation of the new distribution facilities in Northern New Jersey have made a significant improvement in this segment of business.

     Other railway operating revenues in the aggregate declined $341 in 1993 compared to 1992. Passenger excursion revenue, a component of other railway operating revenues, declined $368 due to a poor response to the Company's scenic excursion trains in the New Jersey market. The New Jersey excursion activity has been discontinued and the Company will re-direct its passenger excursion efforts in 1994. The passenger revenue decline was offset inpart by increases of $27 in incidental railway operating revenues.

     Real property revenues declined $94 in 1993 compared to 1992, due mainly to certain one-time rents in 1992.

     Other operating revenue declined $353 in 1993 compared to 1992, due primarily to the recognition of a $150 inducement fee paid to the Company for its commitment to develop a food-grade bulk transfer terminal and $100 recognized in 1992 from a third party obligation, which was partially offset by $76 from increased construction activity. Equipment lease revenue declined $136 in the 1993 period, due mainly to the expiration of a lease.

Operating Expenses

     Maintenance of way and structure expenses were up $334 for the 1993 period compared to 1992, due to a major snow storm occurring in March 1993, additional expenses for trackage rights, and increased normal maintenance expenses.

     Maintenance of equipment expenses in the aggregate for 1993 exceeded 1992 levels by $296 due to: $155 increase in locomotive expenses due to additional costs of materials and supplies; $182 increase in track construction equipment expense; $75 increased expenses for maintaining the Company's over-the-road truck and automobile fleet; offset by $116 of reduced expenses for railcar maintenance, due principally to declines in repair activity resulting from operational changes in the Southern Division.

     Transportation expenses in the aggregate for 1993 increased
$66 compared to 1992. The increased expense is generally the result of an increase of approximately $154 from an entire years operation of the Company's auto distribution terminal net of reduced derailment expenses.

     Car hire expense for 1993 increased $133 compared to the 1992 period, due mainly to greater freight shipments.

     Depreciation and amortization expense for 1993 increased $63 compared to 1992.

     General, administrative and other expenses in the aggregate for 1993 declined $315 compared to 1992, due to the benefit of a favorable insurance claim settlement of approximately $107, declines of approximately $31 in freight contract allowances, and declines of approximately $114 in litigation settlement expenses.

     As a result of the foregoing, operating expenses increased $574 in 1993 compared to 1992. For the twelve month period ended December 31, 1993, the Company sustained an operating loss of $3,055. The operating ratio for 1993 was 113.5% compared to 109.5% in 1992.

Interest Expense, Net

     Interest expense net, comprised of interest expense (net of capitalized interest), and interest income for 1993 increased $349 compared to 1992. Total interest expense for 1993 was $1,171 compared to $952 for 1992, due principally to higher LIBOR interest rates, additional interest from the issuance of $3,580 of 6.5% convertible subordinated notes in September 1993, and increased borrowings from the construction line of credit.

Other Income (Expense)

     The Company's gain on sale of property, equipment and other for 1993 increased $1,282 compared to 1992 and includes gain from the sale of a permanent easement to Public Service Electric and Gas Company of $1,911.

Taxes

     The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company's provision for income taxes on income (loss) before extraordinary item resulted in a $603 tax benefit in 1993 compared to a benefit of $605 for 1992. See Note 6 to the financial statements for further information concerning income taxes.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     At December 31, 1994, the Company had a working capital deficit of $7,149 compared to a deficit of $4,777 at December 31, 1993. A significant portion of the $2,372 decline is due principally to investing activities, specifically the increase in property, plant and equipment.

     Liquidity refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power to meet its short-term and long-term cash requirements. At December 31, 1994, the Company had cash and cash equivalents of $1,308 compared to $810 at December 31, 1993. Refer to the Company's consolidated statements of cash flows for a further explanation of changes.

     During 1994, the Company completed financing arrangements with Manufacturers and Traders Trust Company (M&T), whereby the Company may borrow up to $5 million on a line of credit secured by eligible accounts receivable. At December 31, 1994, the Company had drawn down $3,400 of an available $3,800. The interest rate is 1% over Prime. Prime at December 31, 1994 was 8.5%. In addition, the Company entered into a $5.5 million ten-year term loan with M&T payable on a fifteen-year amortization. The proceeds were used to retire debt and to improve working capital.

     Total long-term liabilities at December 31, 1994, were $22,347, a decrease of $511 compared to December 31, 1993. Long-term debt exclusive of current maturities, as a percentage of equity at December 31, 1994, was 34.1% compared to 37.9% at December 31, 1993, and total capitalization (long-term debt, 6.5% convertible subordinated notes and equity) was $43,157 at December 31, 1994, compared to $44,240 at December 31, 1993.

     Property, Plant and Equipment additions for 1994 were $7,182 of which $4,491 was funded by grants from the New York and New
Jersey Departments of Transportation. The $2,691 balance was provided from additional debt and sales of real property.

     The Company's capital spending program for 1995, including commitments, is projected at approximately $16 million. (Refer to Note 11 - Commitments to the consolidated financial statements). The expenditures are expected to be met from grants from participating state governments which are expected to continue beyond 1995, cash from operations, debt issuances and sales of non-operating assets.

     Subsequent to year-end, the Company reached an agreement in principal to sell 8.8 miles of railroad line located in New Jersey to the New Jersey Department of Transportation for $6.4 million. The transaction, which is expected to close in the first half of 1995, will result in a gain of approximately $5.3 million. A reduction in the Company's working capital deficit should result from the transaction. A portion of the proceeds will be used to partially pay down debt and to make certain capital expenditures.

Environmental Matters

     During 1993, The New York, Susquehanna and Western Railway Corporation, a Company railroad operating subsidiary, received notice from the Environmental Protection Agency (EPA) that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and may be required to share in the cost to clean up a certain site identified by the EPA. The information presently available to the Company indicates that the estimated liability is less than ten thousand dollars and, therefore, will not have a material affect on the consolidated financial condition or results of operations.

Inflation

     Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property and equipment. The Company is a capital-intensive company and has approximately $84.2 million invested in such assets. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.

DELAWARE & HUDSON SERVICE OPERATIONS

     For the period from June 20, 1988 through February 28, 1990, the Company provided railroad transportation service over the lines owned and/or operated by Delaware & Hudson Railway Company (D&H) pursuant to directed service orders of the Interstate Commerce Commission (ICC). This service was provided under several assistance agreements from other railroads, principally CSX Transportation, Inc. Revenues and expenses in 1992 represent continued assistance following the operating period as provided by CSX Transportation, Inc. This assistance related to the continued wind down of the D&H service operations. The close out of the D&H operation has had no affect on the Company's net income in any year and transactions in 1994 and 1993 were not significant.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data begin on the next page.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Delaware Otsego Corporation

We have audited the accompanying consolidated balance sheets of Delaware Otsego Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delaware Otsego Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   Ernst & Young LLP




Syracuse, New York
March 3, 1995

CONSOLIDATED STATEMENTS OF OPERATIONS
DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
(THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 Year ended December 31,
                                                  1994      1993      1992
                                              --------  --------  --------
OPERATING REVENUES
     Railway operating revenues                $24,981   $20,864   $20,729
     Real property revenues                      1,283     1,163     1,257
     Other operating revenue                     1,199       583       936
                                              --------  --------  --------
         Operating Revenues                     27,463    22,610    22,922
     Directed Service Revenues -- Note 9                               149
                                              --------  --------  --------
         TOTAL OPERATING REVENUES               27,463    22,610    23,071

OPERATING EXPENSES
     Maintenance of way and structures           3,604     3,145     2,811
     Maintenance of equipment                    2,449     2,216     1,921
     Transportation                             14,288    10,881    10,811
     Car hire expense                            1,194       999       866
     Depreciation and amortization               3,930     3,786     3,723
     Taxes other than income taxes                 243       365       370
     General, administrative and other           4,259     4,273     4,588
                                              --------  --------  --------
         Operating Expenses                     29,967    25,665    25,090
      Directed Service Expenses--Note 9                                149
                                              --------  --------  --------
         TOTAL OPERATING EXPENSES               29,967    25,665    25,239
                                              --------  --------  --------
       LOSS FROM OPERATIONS                     (2,504)   (3,055)   (2,168)

OTHER INCOME (EXPENSE)
     Interest expense, net                      (1,181)   (1,022)     (673)
     Gain on sale of prop., equip. and other       337     2,196       914
                                               --------  --------  --------
            OTHER INCOME (EXPENSE), NET           (844)    1,174       241
Loss before income taxes and
Extraordinary item                              (3,348)   (1,881)   (1,927)
Provision for income tax benefit--Note 6         1,128       603       605
                                              --------  --------  --------
    LOSS BEFORE EXTRAORDINARY ITEM              (2,220)   (1,278)   (1,322)
Extraordinary item net of tax--Note 4             (228)                765
                                              --------  --------  --------
     NET LOSS                                  ($2,448)  ($1,278)    ($557)

Earnings per common share:
     Loss before extraordinary item             ($1.44)   ($0.83)   ($0.86)
     Extraordinary item                          (0.15)               0.50
                                              --------  --------  --------
     Net loss per share--Note 1                 ($1.59)   ($0.83)   ($0.36)

[FN]
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
(THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         December 31,
                                                     -------------------
                                                         1994       1993
                                                     --------   --------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                          $1,308       $810
    Accounts receivable                                 6,085      4,202
    Reimbursable construction costs                     1,106      2,316
    Materials and supplies                                587        416
    Deferred income taxes--Note 6                         317        364
    Prepaid expenses                                      179        201
    Other current assets                                  288        181
                                                     --------   --------
                        TOTAL CURRENT ASSETS            9,870      8,490

PROPERTY, PLANT AND EQUIPMENT--Notes 1 through 4
    Land                                                2,373      2,351
    Bldgs., mach., equip. and leasehold improvements   81,812     77,329
                                                     --------   --------
                                                       84,185     79,680

    Less accumulated depreciation and amortization    (25,961)   (23,757)
                                                     --------   --------
                                                       58,224     55,923

OTHER ASSETS
    Other assets                                          107        397
    Intangible assets, net--Notes 1 and 4                 676        809
                                                     --------   --------
                                                          783      1,206
                                                     --------   --------
                                                      $68,877    $65,619
                                                     ========   ========

[FN]
See notes to consolidated financial statements

                                                      December 31,
                                                   -------------------
                                                       1994       1993
                                                   --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to bank--Note 3                   $3,400     $1,215
     Accounts payable                                10,018      8,258
     Accrued and other current liabilities            2,481      2,283
     Current maturities of long-term debt--Note 4     1,120      1,512
                                                   --------   --------
                        TOTAL CURRENT LIABILITIES    17,019     13,268

LONG-TERM LIABILITIES
     Long-term debt--Note 4                          10,066     11,167
     Deferred income tax--Note 6                      8,582      7,984
     Deferred revenue and other liabilities             119        127

SUBORDINATED NOTES
     6.5% Convertible Subordinated Notes--Note 5      3,580      3,580
                                                   --------   --------
                                                     22,347     22,858
                                                   --------   --------
                                                     39,366     36,126
STOCKHOLDERS' EQUITY
     Common stock, par value, $.125 per share-
          -authorized 10,000,000 shares; issued
          and outstanding--1,536,880 in 1994 and
          1,464,362 in 1993                             192        183
     Additional paid-in capital                       3,278      2,544
     Contributed capital                             16,687     14,214
     Retained earnings                                9,354     12,552
                                                   --------   --------
                                                     29,511     29,493
                                                   --------   --------
COMMITMENTS--Notes 7 and 11                         $68,877    $65,619
                                                   ========   ========

[FN]
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(THOUSANDS EXCEPT PER SHARE AMOUNTS)


                             Common Stock
                                Par Value  Additional  Contributed
                                    $.125     Paid-in      Capital  Retained
                                Per Share     Capital     (Note 1)  Earnings
                             ------------ ----------- ------------ ---------
BALANCE AT DECEMBER 31, 1991         $166     $1,287       $10,785   $15,793

Dividends paid at $.10 per share                                        (133)
Net Loss                                                                (557)
5% Stock Dividend declared
                 January 4, 1993        8        569                    (577)
Rehabilitation Subsidies--Note 1                             1,503
                                 --------   --------      --------  --------

BALANCE AT DECEMBER 31, 1992          174      1,856        12,288    14,526


Net Loss                                                              (1,278)
5% Stock Dividend declared
                January 10, 1994       9         682                    (696)
Rehabilitation Subsidies--Note 1                             1,926
Exercise of Employee Stock Options                 6
                                 --------   --------      --------  --------

BALANCE AT DECEMBER 31, 1993          183      2,544        14,214    12,552


Net Loss                                                              (2,448)
5% Stock Dividend declared
                 January 12, 1995       9        734                    (750)
Rehabilitation Subsidies - Note 1                            2,473
                                 --------   --------      --------  --------
BALANCE AT DECEMBER 31, 1994         $192     $3,278       $16,687    $9,354

[FN]
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
(THOUSANDS)
                                                 Year ended December 31,
                                            --------------------------------
                                                  1994       1993       1992
                                            ---------- ---------- ----------
OPERATING ACTIVITIES
 Net loss                                      ($2,448)   ($1,278)     ($557)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                  3,930      3,786      3,723
  Provision for losses on accounts receivable       31         10        (30)
  Provision for deferred income taxes           (1,346)      (359)        41
  Gain on sale of fixed assets                    (328)    (2,288)      (975)
  Amortization of deferred income                   (8)       (35)      (189)
  Provision for interest accrual on loans                                (88)
  Forgiveness of indebtedness                                         (1,159)
  Proceeds of deferred rent                                     4         10
  Write-off of loan origination fees               334
 Changes in operating assets and liabilities:
  (Increase)decrease in accounts receivable     (1,914)       625      1,671
  Decrease(increase) in materials and supplies,
  prepaids and other current assets                954     (1,199)      (638)
 Increase (decrease) in accounts payable and
  accrued  expenses                              1,932        394       (566)
 (Increase)decrease in other assets               (116)        18         58
                                            ---------- ---------- ----------
  NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                           1,021       (322)     1,301
INVESTING ACTIVITIES
 Additions to property, plant and equipment     (7,182)    (6,573)    (9,581)
 Acquisition of intangible assets                 (282)      (126)
 Proceeds and deposits from
  sale of assets and easement                    1,357      2,124      1,120
 Decrease in note receivable from Director                             1,625
 Contributed capital                             4,491      3,567      2,783
                                            ---------- ---------- ----------
  NET CASH USED IN INVESTING ACTIVITIES         (1,616)    (1,008)    (4,053)
FINANCING ACTIVITIES
 Release of escrowed cash for property improvements           194      1,264
 Increase (decrease) in notes payable            2,185     (1,095)     1,925
 Proceeds from long-term borrowings              5,565        222      2,376
 Principal payments on long-term debt           (7,057)    (2,486)    (1,983)
 Proceeds from other borrowings                    406
 Dividends paid                                     (6)        (5)      (133)
 Proceeds from convertible subordinated notes               3,580
 Proceeds of employee stock options                             6
                                            ---------- ---------- ----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES       1,093        416      3,449

 INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS   498       (914)       697
 Cash and cash equivalents at beginning of year    810      1,724      1,027
                                            ---------- ---------- ----------
 CASH AND CASH EQUIVALENTS AT END OF YEAR       $1,308       $810     $1,724

[FN]
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
December 31, 1994, 1993 and 1992
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company operates a regional railroad system extending into the states of New York, Pennsylvania and New Jersey. Two major customers accounted for 70%, 64%, and 65% of railway operating income in 1994, 1993, and 1992, respectively.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable and Revenue Recognition: Accounts receivable and accounts payable in the consolidated balance sheet reflect interline transactions with other railroads which the Company is required to enter into as part of settling freight payments received from customers. The system follows Railway Accounting Rules as adopted by member railroads of The Association of American Railroads, of which the Company is a member. At year end, in accordance with industry practice, accrued revenue on a completed service basis is reflected in the consolidated statements of operations for unsettled freight not yet part of the interline accounting system.

At December 31, 1994, the Company's trade receivables include approximately $2.1 million or 34.6% of total receivables, representing balances due from its two major customers. The Company does not require collateral. The risk associated with this concentration is not deemed significant.

Allowances for doubtful accounts of $190 thousand and $174 thousand have been applied as a reduction of accounts receivable at December 31, 1994 and 1993, respectively.

Commodity Agreement Used to Hedge Price Fluctuations: The Company enters into a diesel fuel supply agreement to hedge its exposure to price fluctuations on approximately 30% of its anticipated fuel requirements during a seven month period, generally late fall - early spring, for its freight transportation business. The nature of the hedging transaction does not result in any significant risk to the Company.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market determined by the average cost method.

Materials and supplies are charged to expense, construction-in-progress or property, plant and equipment at the time of use.

Property, Plant and Equipment: Property, plant and equipment is recorded at cost including capitalized interest during periods of construction. Depreciation is provided over the estimated useful lives of the related assets and is computed principally by the straight-line method for financial statement purposes.

Costs of reimbursable rehabilitation projects not yet complete are recorded in reimbursable construction costs. Charges incurred during the project phase are billed to the respective state or federal government agency. The proceeds from these subsidies are recorded in the consolidated statement of stockholders' equity as contributed capital at the time of receipt net of applicable income taxes.
                                       25

The cost of property retired or sold and related accumulated depreciation are removed from the asset and allowance accounts. Gain or loss on disposition of property is reflected in earnings. Maintenance and repairs are charged to earnings as incurred. Renewals and betterments are capitalized.

Leasehold improvements are amortized on the straight-line method over the remaining life of the lease or the estimated life of the improvement, whichever is shorter.

Intangible Assets: Intangibles are amortized by the straight-line method over a period of 5 to 40 years. Accumulated amortization was $1.5 million and $1.8 million at December 31, 1994 and 1993, respectively.

Estimated Self-Insurance Liability: The Company is self-insured to various limits for public liability and property loss. The liability for self-insurance is generally accrued based on occurrence, with liability for possible escalation on unsettled claims being estimated based on individual situations. In the opinion of management, after review with attorneys for the Company, such claims are of a nature that they will not have a material adverse effect on the financial position of the Company.

Income Taxes: The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. (See Note 6.)

Earnings Per Share: Earnings per share are based on the average number of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding is approximately 1.5 million in 1994, 1993 and 1992 respectively and include the effects of a 5% stock dividend declared on January 12, 1995. All data in the accompanying financial statements and related notes have been restated to give effect to the dividend.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Reclassification: Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

NOTE 2--PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment balances by major classes at
December 31, 1994 and 1993 follows:
                                                            THOUSANDS
                                                       -------------------
                                                           1994       1993
                                                       --------   --------
     Land                                                $2,373     $2,351
     Buildings and bridges                                6,337      6,765
     Machinery, equipment and roadway                    74,989     70,110
     Leasehold improvements                                 486        454
                                                       --------   --------
                                                         84,185     79,680
     Less allowance for depreciation and amortization   (25,961)   (23,757)
                                                       --------   --------
          PROPERTY, PLANT AND EQUIPMENT, NET            $58,224    $55,923
                                                       ========   ========

NOTE 3--NOTES PAYABLE TO BANK

Notes payable at December 31, 1994 consist of a secured advance under a $5 million line of credit. Interest on these borrowings is at Prime plus
1% (Prime at December 31, 1994 was 8.5%). The notes are secured by eligible accounts receivable. At December 31, 1994, the Company had drawn down $3.4 million of an available $3.8 million. Notes payable at December 31, 1993 consist of a secured advance under a $3 million line of credit. The $1.2 million balance was paid off in 1994. The weighted average interest rate on the borrowings is 7.9% and 7.0% for 1994 and 1993, respectively.


NOTE 4--LONG-TERM DEBT

Long-term debt obligations at December 31 are summarized as follows:
                                                               THOUSANDS
                                                         -------------------
                                                             1994       1993
                                                         --------   --------
Term loan payable to Manufacturers and Traders Trust
Company in quarterly principal installments of $92
thousand plus interest through 2004, with a balloon
payment of $1.8 million in same year. Interest on portions
of the term loan are based on the prime rate plus 1.5%
or LIBOR, and the greater of a 3.5% fixed rate above the
yield on United States Treasury Obligations, or 8%.
(Prime at 8.50% on December 31, 1994).                     $5,317

Loan payable to the New Jersey Economic Development
Authority due in monthly installments of $18 thousand
plus interest through 1999, with interest at a rate
between 2% and 12% (6% at December 31, 1994) secured
by a mortgage on real property                              1,125     $1,341

Loan payable to the federal government through the
Federal Railway Administration (FRA) due in quarterly
installments of $88 thousand including interest at 6.276%
with a balloon payment of $1.5 million on March 31, 2000,
secured by a mortgage on real property.                     2,552      2,737

Various promissory and mortgage notes payable, due in
monthly installments, with interest varying from
6.5% - 9.4% at December 31, 1994.  The notes are
secured by land, buildings, or equipment.                   2,192      2,407

Term loan paid in 1994                                                 6,194
                                                         --------   --------
                                                           11,186     12,679
Less current portion                                        1,120      1,512
                                                         --------   --------
                                                          $10,066    $11,167
                                                         ========   ========

In December 1992, the Company finalized an agreement with the Staten Island Railroad Corporation (SIRC) that provided for the forgiveness of approximately $1.2 million of debt to SIRC in connection with the termination of a land lease. The transaction was recorded as an extraordinary item in 1992, net of applicable income taxes of approximately $400 thousand. The debt was incurred as part of the purchase of certain track structure. The carrying value of the track structure, which amounted to approximately $1 million, was recovered in 1994 when the property was sold.

During 1994, the Company completed the refinancing of its major bank debt with Manufacturers and Traders Trust Company. In conjunction with this refinancing, the Company wrote-off $334 thousand, representing the unamortized balance of deferred financing costs incurred in 1990 in conjuction with its prior loans. The write-off was recorded as an extraordinary item net of applicable income taxes of $106.

Substantially all assets of the Company are pledged as collateral under debt agreements. In addition to other requirements, the Company is required to meet certain minimum tangible net worth, working capital, and current ratio requirements under certain debt agreements. At December 31, 1994, the Company met all the minimum requirements.

Under the Company's loan agreement with Manufacturers & Traders Trust Company, cash dividends in any fiscal year shall not exceed forty (40%) percent of consolidated net income.

The September 30, 1985, Financing Agreement between the Company and its subsidiary, NYS&W, and the Federal government through the FRA 505 Redeemable Preference Share Program provides that yearly dividends may not exceed 50% of the total additions to retained earnings of the Company for the previous year, nor 50% of the total additions to retained earnings for 1985 and in each year thereafter.

Interest expense, net (in thousands) is comprised of interest expense of $1,399, $1,170 and $952 for 1994, 1993 and 1992 respectively, net of respective amounts for capitalized interest of $147, $91 and $148, and interest income of $71, $57 and $131. Interest paid (in thousands) was $1,332, $1,131 and $753 for the 1994, 1993 and 1992 periods.

A summary of maturities of long-term debt at December 31, 1994 is as follows:

                                           Thousand
                                           --------
                          1995               $1,120
                          1996                1,100
                          1997                1,171
                          1998                1,069
                          1999                1,071
                          Thereafter          5,655
                                           --------
                                            $11,186
                                           ========

NOTE 5--6.5% CONVERTIBLE SUBORDINATED NOTES

During 1993, the Company completed a private placement of $3.6 million of 6.5% convertible subordinated notes due September 1, 2003. The notes are convertible into shares of the Company's presently authorized common stock at a conversion price of $11.11 per share, after giving effect to stock dividends. Interest on the notes is payable semi-annually on the first day of March and September of each year. The notes may be converted into shares anytime prior to maturity. The Company has reserved 322 thousand shares of authorized common stock for the conversion of the notes. Directors of the Company purchased $850 thousand of the notes.

NOTE 6--INCOME TAXES
The components of the provision for federal and state income taxes are as follows (in thousands):
                                             -----------------------------
                                                1994       1993       1992
                                             -------   --------   --------
     Current tax (expense) benefit             ($218)      $244       $646
     Deferred tax benefit (expense)            1,346        359        (41)
                                             -------   --------   --------
     TOTAL INCOME TAX BENEFIT (EXPENSE)       $1,128       $603       $605
                                             =======   ========   ========

A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate follows:

                                            ------------------------------
                                                1994       1993       1992
                                            --------   --------   --------
     Statutory income tax rate                 34.00%     34.00%     34.00%
     State taxes, net of federal tax benefit   (2.72)     (1.53)     (1.00)
     Other                                      2.41       (.40)     (1.60)
                                            --------   --------   --------
     EFFECTIVE INCOME TAX RATE                 33.69%     32.07%     31.40%
                                            ========   ========   ========

State taxes are based on a combination of pre-tax earnings, allocated capital and gross transportation receipts. Amounts included in current tax expense were $218 thousand, $44 thousand and $24 thousand for 1994, 1993 and 1992, respectively.

The Company has general business credit carryovers of approximately $1.5 million which expire at various dates through the year 2002, net operating loss carryforwards of $9 million which expire at various dates through 2009, and alternative minimum tax credits of $981 thousand available to reduce income taxes otherwise currently payable.

Net income tax payments (refunds) amounted to $28 thousand, ($211 thousand), and ($86 thousand) in 1994, 1993 and 1992, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

NOTE 6--INCOME TAXES--Continued                        THOUSANDS
                                                  -------------------
                                                      1994       1993
                                                  --------   --------
Deferred tax liabilities:
     Book basis in excess of tax basis of property,
        plant and equipment                        $14,127    $12,220
                                                  --------   --------
Deferred tax assets:
     Vacation reserve                                 $115        $93
     Bad debt reserve                                   65         59
     Litigation reserve                                 82        108
     Other-net                                          35         84
     Net operating loss carryforwards                3,065      1,756
     General business credit carryforwards           1,519      1,519
     AMT credit carryforwards                          981        981
                                                  --------   --------
          Total deferred tax assets                  5,862      4,600
                                                  --------   --------
          Net deferred tax liabilities              $8,265     $7,620
                                                  ========   ========
Classification of deferred taxes:
     Non-current liabilities                        $8,582     $7,984
     Current assets                                   (317)      (364)
                                                  --------   --------
                                                    $8,265     $7,620
                                                  ========   ========

NOTE 7--LEASES

The Company leases certain equipment and real estate under operating lease agreements for periods ranging from one to nine years. The annual rental expenses were $2.9 million, $2.8 million and $2.8 million for 1994, 1993 and 1992, respectively.

Future minimum lease payments for noncancelable operating leases as of December 31, 1994, are as follows:

                                Year ending December 31
                                             THOUSANDS
                                             ---------
                                   1995           $828
                                   1996            712
                                   1997            628
                                   1998            626
                                   1999            652
                                   Thereafter    2,185
                                             ---------
TOTAL MINIMUM OPERATING LEASE PAYMENTS          $5,631
                                             =========

Included in the above table is an operating lease for railroad equipment leased from a Director of the Company. Included in expense for the years ending December 31, 1994, 1993 and 1992 are related party lease payments in the aggregate of $9 thousand.

NOTE 8--STOCK OPTIONS

The Stockholders of the Company have approved stock option plans for officers, directors and key employees. At December 31, 1994, there are 184,462 exercisable shares under option. The exercise price of options granted is equal to the fair market value of the common stock on the date of grant. The options expire ten years from the date of grant.

The status of these plans at December 31, is as follows (the stock option data has been restated to reflect the effects of the 1995 5% stock dividend):


                                  Shares
                                   Under                     Option
                                   Option               Price Range
                               ---------              -------------
                    1994         184,462              $10.25-$11.55


                                 Options                   Exercise
                               Exercised                      Price
                               ---------              -------------
                    1994               -                          -
                    1993             525                     $10.50
                    1992               -                          -

NOTE 9--DELAWARE & HUDSON SERVICE OPERATIONS

For the period from June 20, 1988 through February 28, 1990, the Company provided railroad transportation service over the lines owned and/or operated by Delaware & Hudson Railway Company (D&H) pursuant to directed service orders of the Interstate Commerce Commission (ICC). This service was provided under several assistance agreements from other railroads, principally CSX Transportation, Inc. Revenues and expenses in 1992 represent continued assistance following the operating period as provided by CSX Transportation, Inc. This assistance related to the continued wind down of the D&H service operations. The close out of the D&H operation has had no affect on the Company's net income in any year and transactions in 1994 and 1993 were not significant.

NOTE 10--EMPLOYEE BENEFIT PLAN

On August 1, 1990, the Company established a defined contribution plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company will match a portion of the employees' contribution. The amounts of employer contributions were $78 thousand in 1994, $75 thousand in 1993, and $79 thousand in 1992.

NOTE 11--COMMITMENTS

The Company has outstanding commitments of approximately $6.1 million in connection with the completion of various rehabilitation projects and construction in progress. Completion dates range from six months to three years. The commitments are expected to be partially offset by government agency funding of approximately $5.5 million.

Subsequent to 1994, the Company entered into a purchase agreement for three
(3) new General Motors, 4,000 horsepower, 6-axle, SD-70 locomotives at a total cost of approximately $4.2 million. Delivery is anticipated to occur in the first half of 1995. The purchase will be financed by a loan of up to $5 million from the Federal Financing Bank and will be guaranteed by the Federal Railroad Administration.

The Company entered into a purchase agreement in August 1992 for certain property currently under lease for a total consideration of approximately $3 million in June 1995. The total purchase price, after giving effect to changes in the Consumer Price Index, will be approximately $3.5 million. The property is presently being used for relocation and expansion of its bulk distribution operations.

Certain claims have been filed against the Company or its subsidiaries and have not been finally adjudicated. These claims when finally concluded and determined, will not, in the opinion of management based upon information that it presently possesses, have a material adverse effect on the consolidated financial position.

NOTE 12--QUARTERLY FINANCIAL DATA--UNAUDITED

(THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                          First   Second    Third   Fourth
                                        Quarter  Quarter  Quarter  Quarter
                                        -------  -------  -------  -------
1994
 Revenues                                $4,980   $6,062   $8,112   $8,646
 Expenses                                 6,077    6,663    8,530    8,750
 Loss before extraordinary item          (1,097)    (601)    (418)    (104)
 Net Loss                                (1,097)    (829)    (418)    (104)
 Loss per common share:
   Before extraordinary item              (0.71)   (0.39)   (0.28)   (0.06)
   Net Loss                               (0.71)   (0.54)   (0.28)   (0.06)

1993
 Revenues                                $7,555   $5,806   $6,350   $5,243
 Expenses                                 6,931    6,391    6,785    6,125
 Net income (loss)                          624     (585)    (435)    (882)
 Earnings (loss) per common share:
   Net income (loss)                       0.41    (0.38)   (0.29)   (0.57)


Earnings per common share have been adjusted retroactively to reflect a 5% stock dividend declared January 12, 1995. The second quarter 1994 net loss includes the effects of an extraordinary item (See Note 4).

SCHEDULE II
DELAWARE OTSEGO CORPORATION & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 1994, 1993 and 1992


                                     Accumulated Amortization
                                       of Intangible Assets
                                             Thousands
                                     1994        1993       1992
                                 --------    --------   --------
Description
Balance at beginning of year       $1,794      $1,689     $1,590
Write-off loan origination fees      (407)          -          -
Charged to costs and expenses          75         105         99
                                 --------    --------   --------
  BALANCE AT END OF YEAR           $1,462      $1,794     $1,689
                                 ========    ========   ========

                                           Allowance for
                                        Uncollectible Accounts
                                              Thousands
                                     1994        1993       1992
                                 --------    --------   --------
Balance at beginning of year         $174        $238       $259
Charged to costs and expenses          31          10        (30)
Deductions                            (15)*       (74)*        9 *
                                 --------    --------   --------
  BALANCE AT END OF YEAR             $190        $174       $238
                                 ========    ========   ========

* Uncollectible accounts written off, net of recoveries

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

 None.


                            PART III
                            --------

     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security
Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) except for the information set forth at the end of Part I with respect to Executive Officers of the Company, is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1994.


                             PART IV
                             -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

(a)  (1)   Financial Statements

     The following financial statements of Delaware Otsego Corporation are included in Part II, Item 8:

                                                         Page
                                                         -----

     Report of Independent Auditors                       19
     Consolidated Statements of Operations for
          the Years Ended December 31, 1994,
          1993, and 1992                                  20
     Consolidated Balance Sheets at
          December 31, 1994 and 1993                      21
     Consolidated Statements of Stockholders'
          Equity for the Years Ended
          December 31, 1994, 1993, and 1992               23
     Consolidated Statements of Cash Flows for
          the Years Ended December 31, 1994,
          1993, and 1992                                  24
     Notes to Consolidated Financial Statements           25

     (2)  Financial Statement Schedules

     Schedule II:    Valuation and Qualifying
                     Accounts                             35

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company in the fourth quarter.

(c)Exhibits

                                       Filed herewith (-) or
                                       Incorporated by Reference
                                       to
                                       --------------------------

 3.1   Restated Certificate of         Exhibit 3.1 to Regis-
       Incorporation of the            trant's Annual Report on
       Delaware Otsego Corporation     Form 10-K dated December
       dated June 1, 1991              31, 1991

 3.2   By-Laws of DOC dated April 5,   Exhibit 3.8 to Regis-
       1988                            trant's Annual Report on
                                       Form 10-K dated December
                                       31, 1988

4.1    Form of Delaware Otsego Cor-    Exhibit 1 to Registrant's
       poration 6.5% Convertible       Current Report on Form 8-K
       Subordinated Note due           dated October 19, 1993
       September 1, 2003

10.1   Employment Agreement between    Exhibit 10.1 to Regis-
       DOC and Walter Rich dated       trant's Quarterly Report
       June 4, 1994                    on Form 10-Q dated June
                                       30, 1994

10.2   Direct Loan Agreement between   Exhibit 10(g) to Registra-
       New Jersey Economic Develop-    tion Statement on Form
       ment Authority and NYS&W        S-1, No. 2-94319
       dated August 6, 1982

10.3   Agreement between Conrail       Exhibit 10(p) to Registra-
       and NYS&W dated March 30,       tion Statement on Form
       1982 relating to trackage       S-1, No. 2-94319
       rights over line of Conrail
       from Binghamton, New York to
       Warwick, New York via
       Campbell Hall and Maybrook,
       New York

10.4   Financing Agreement between     Exhibit 19.11 to Form 10-Q
       NYS&W and FRA dated             dated November 13, 1986
       September 30, 1985

10.5   Agreement Amending Financing    Exhibit 19.12 to Form 10-Q
       Agreement between FRA and       dated November 13, 1986
       NYS&W dated July 30, 1986

10.6   Amendment to Direct Loan        Exhibit 19.18 to Form 10-Q
       Agreement between New Jersey    dated November 13, 1986
       Economic Development
       Authority and NYS&W dated
       July 15, 1986

10.7   Amendment to Direct Loan        Exhibit 19.19 to Form 10-Q
       Agreement between New Jersey    dated November 13, 1986
       Economic Development
       Authority and NYS&W dated
       September 2, 1986

10.8   Amended and Restated Credit     Exhibit 10.8 to Form 10-Q
       Agreement between Manufac-      dated November 11, 1994
       turers and Traders Trust
       Company and DOC dated
       May 27, 1994

10.9   Agreement between NYS&W and                -
       Brotherhood of Locomotive En-
       gineers dated March 30, 1994

10.11  Modification to Direct Loan     Exhibit 10(hh) to Regis-
       Agreement and Direct Loan       tration Statement on Form
       Promissory Note dated as of     S-1, No. 2-94319
       August 6, 1982 between the
       New Jersey Economic Develop-
       ment Authority and NYS&W
       dated July 17, 1984

10.12  Amendment to Operating          Exhibit 10(qq) to Regis-
       Agreement Under Branchline      tration Statement on Form
       Assistance Program between      S-1, No. 2-94319
       NYS&W and New York State
       Department of Transporta-
       tion dated January 10, 1984

10.15  Transportation Agreement        Exhibit 10.15 to Regis-
       between NYS&W and CSX/          trant's Form 8-K dated
       Sea-Land Intermodal, Inc.       May 20, 1992
       dated December 30, 1989
       (Confidential treatment of
       portions of this document
       requested)

10.22  Delaware Otsego Corporation     Exhibit B to Definitive
       1987 Stock Option Plan          Proxy Statement Dated
                                       October 7, 1987


10.23  Delaware Otsego Corporation     Exhibit B to Definitive
       1993 Stock Option Plan          Proxy Statement Dated
                                       May 5, 1993

10.25  Employment Agreement between    Exhibit 10.29 to Regis-
       DOC and C. David Soule dated    trant's Quarterly Report
       June 4, 1994                    on Form 10-Q dated June
                                       30, 1994

10.26  Employment Agreement between    Exhibit 10.30 to Regis-
       DOC and William B. Blatter      trant's Quarterly Report
       dated June 4, 1994              on Form 10-Q dated June
                                       30, 1994

10.27  Form of Delaware Otsego         Exhibit 7(c)(1) to Regis-
       Corporation 6.5% Convertible    trant's Form 8-K dated
       Subordinated Note Due on        October 19, 1993
       September 1, 2003

10.28  Guarantee Commitment between               -
       the Federal Railroad
       Administration and DOC
       dated September 29, 1994

21     Subsidiaries of Registrant                 -

23     Consent of Ernst & Young LLP               -

                           SIGNATURES
                           ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Delaware Otsego Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELAWARE OTSEGO CORPORATION
- ---------------------------
Registrant


By: s/ Walter G. Rich
   ------------------------------
   Walter G. Rich, Director
   President and Chief Executive
   Officer

   Date: March 27, 1995
        -------------------------


By: s/ William B. Blatter
   ------------------------------
   William B. Blatter
   Senior Vice President and
   Chief Financial Officer

   Date: March 27, 1995
        -------------------------


By: s/ Robert E. Pierce
   ------------------------------
   Robert E. Pierce
   Vice President, Controller &
   Chief Accounting Officer

   Date: March 27, 1995
        -------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/ C. David Soule                  s/ Malcolm C. Hughes
- -----------------------------      -------------------------------
C. David Soule, Director           Malcolm C. Hughes, Director
March 27, 1995                     March 27, 1995

s/ Niles F. Curtis                 s/ Gerald D. Groff, M.D.
- -----------------------------      -------------------------------
Niles F. Curtis, Director          Gerald D. Groff, M.D., Director
March 27, 1995                     March 27, 1995

s/ Everett A. Gilmour              s/ Charles S. Brenner
- -----------------------------      ------------------------------
Everett A. Gilmour, Director       Charles S. Brenner, Director
March 27, 1995                     March 27, 1995

s/ John M. Ladd
- -----------------------------      ------------------------------
John M. Ladd, Director
March 27, 1995

                          EXHIBIT INDEX
                          -------------


                                                         Page
                                                         ----

         10.9     Agreement between NYS&W and
                  Brotherhood of Locomotive En-
                  gineers dated March 30, 1994             42

         10.28    Guarantee Commitment between
                  the Federal Railroad Admin-
                  istration and DOC dated
                  September 29, 1994                       95

         21       Subsidiaries of Registrant              139

         23       Consent of Ernst & Young LLP            140