Form 10-Q
period 1995-03-31
DELAWARE OTSEGO CORP
filed 1995-05-12
CIK 757189

TOTAL AGGREGATE
                                                    NUMBER OF PAGES:_13_


                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1995

Commission File Number:  0-12985

                 DELAWARE OTSEGO CORPORATION
- ---------------------------------------------------------------------

          NEW YORK                           16-0913491
- -------------------------------  ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


       1 Railroad Avenue,   Cooperstown, New York 13326
- ---------------------------------------------------------------------
             (Address of principal executive offices)

                       (607) 547-2555
- ---------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                           No Change
- ---------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed from last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes___X___    No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .125 Par Value              1,536,880
- ------------------------------  -----------------------------
         (Title of Class)       Outstanding at March 31, 1995

                                   INDEX


                 DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                 --------------------------------------------

                                                      Page
                                                      ----
PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -        3
          March 31, 1995 and December 31, 1994

          Condensed Consolidated Statements of           5
          Operations - Three months ended
          March 31, 1995 and March 31, 1994

          Condensed Consolidated Statement of            6
          Cash Flows - Three months ended March 31,
          1995 and March 31, 1994

          Notes to Condensed Consolidated                7
          Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis           8
          of Financial Condition and Results
          of Operations


PART II.  OTHER  INFORMATION                            10



SIGNATURES                                              13

                         PART I - FINANCIAL INFORMATION
                   Delaware Otsego Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
- --------------------------------------------------------------------------
                                     ASSETS

                                   March 31, 1995        December 31, 1994
                                      (Unaudited)
                                  ---------------        -----------------
Current Assets
     Cash and cash equivalents             $1,333                   $1,308
     Accounts receivable                    5,418                    6,085
     Reimbursable construction costs          467                    1,106
     Materials and supplies                   653                      587
     Deferred income taxes                    317                      317
     Prepaid expenses                         786                      179
     Other current assets                     239                      288
                                  ---------------        -----------------
         Total Current Assets               9,213                    9,870


Property, Plant and Equipment              85,835                   84,185

     Less:  Accumulated depreciation
         and amortization                 (26,967)                 (25,961)
                                  ---------------        -----------------

         Total Property, Plant and
            Equipment-Net                  58,868                   58,224


Other Assets                                  750                      783
                                  ---------------        -----------------
         Total Assets                     $68,831                  $68,877
                                  ===============        =================

The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION
                   Delaware Otsego Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
- --------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31, 1995        December 31, 1994
                                      (Unaudited)
                                  ---------------        -----------------
Current Liabilities
   Notes payable to bank                   $3,000                   $3,400

   Accounts payable                         9,919                   10,018

   Accrued and other current
     liabilities                            2,771                    2,481

   Current maturities of long term debt     1,150                    1,120

                                  ---------------        -----------------
          Total current liabilities        16,840                   17,019

Long-Term Liabilities
   Long-term debt                           9,870                   10,066

   Deferred income tax                      8,847                    8,582

   Deferred revenue and other liabilities     117                      119

Subordinated Notes
   Convertible Subordinated Notes           3,580                    3,580
                                  ---------------        -----------------
          Total Long-Term Liabilities      22,414                   22,347

Stockholders' Equity
   Common stock and paid-in-capital         3,470                    3,470

   Contributed capital                     17,370                   16,687

   Retained earnings                        8,737                    9,354
                                  ---------------        -----------------
          Total Stockholders' Equity       29,577                   29,511
                                  ---------------        -----------------
          Total Liabilities and
             Stockholders' Equity         $68,831                  $68,877
                                  ===============        =================
The accompanying notes are an integral part of the financial statements.

                         Delaware Otsego Corporation and Subsidiaries
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                            (In Thousands Except Per Share Data)
- --------------------------------------------------------------------------
                                           THREE MONTHS ENDED
                                  ----------------------------------------
                                   March 31, 1995           March 31, 1994
                                  ---------------        -----------------
Operating Revenues
   Railway operating revenues              $7,213                   $4,544
   Other operating revenues                   642                      436
                                  ---------------        -----------------
Total Operating Revenues                    7,855                    4,980

Operating Expenses
   Maintenance, transportation,
      and car hire                          6,311                    4,221
   Depreciation and amortization            1,014                      982
   General, administrative, & other         1,129                    1,108
                                  ---------------        -----------------
Total Operating Expenses                    8,454                    6,311

Loss from Operations                         (599)                  (1,331)

Other Income & (Expense)
   Interest expense, net                     (320)                    (272)
   Gain on sale of property,
          equipment, and other                 40                       (3)
                                  ---------------        -----------------
Other Income (Expense), Net                  (280)                    (275)

Loss Before Income Taxes                     (879)                  (1,606)
Provision for income tax benefit              270                      509
                                  ---------------        -----------------
Net Loss                                    $(609)                 $(1,097)
                                  ===============        =================
Loss Per Share                             $(0.40)                  $(0.71)
                                  ===============        =================

Weighted Average Shares Outstanding         1,536                    1,536

The accompanying notes are an integral part of the financial statements.

                   Delaware Otsego Corporation and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Three Months Ending March 31, 1995 and 1994
                                 (Unaudited)
                           (Dollars in Thousands)
- ---------------------------------------------------------------------------
                                                 THREE MONTHS ENDED
                                        -----------------------------------
                                         March 31, 1995      March 31, 1994
                                        ---------------     ---------------
OPERATING ACTIVITIES
Net Loss                                          $(609)            $(1,097)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and amortization                  1,014                 982
   Provision for losses on accounts receivable      (10)                  6
   Provision for deferred income taxes             (306)               (509)
   Gain on sale of fixed assets                     (43)                 (5)
   Amortization of deferred income                   (2)                 (2)
Changes in operating assets and liabilities:
   Decrease in accounts receivable                  678                   1
   Decrease in materials and supplies, prepaids
     and other current assets                        14               1,648
   Increase (decrease) in accounts
     payable and accrued expenses                   411                (221)
   Increase in other assets                         (14)                (76)
                                        ---------------     ---------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES     1,133                 727

INVESTING ACTIVITIES
   Additions to property, plant and equipment    (1,651)             (2,298)
   Acquisition of intangible assets                 (23)                  0
   Proceeds from sale of assets                      39                  12
   Contributed capital                            1,037               2,064
                                        ---------------     ---------------
   NET CASH USED BY INVESTING ACTIVITIES           (598)               (222)

FINANCING ACTIVITIES
   Decrease in notes payable                       (400)               (229)
   Proceeds from long-term borrowings               110                   0
   Principal payments on long-term debt            (276)               (174)
   Proceeds from other borrowings                    63                 406
  Dividends Paid                                     (7)                 (6)
                                        ---------------     ---------------
  NET CASH USED BY FINANCING ACTIVITIES            (510)                 (3)


  INCREASE IN CASH AND CASH EQUIVALENTS              25                 502

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  1,308                 810
                                        ---------------     ---------------
  CASH AND CASH EQUIVALENTS AT MARCH 31          $1,333              $1,312
                                        ===============     ===============

The accompanying notes are an integral part of the financial statements.

DELAWARE OTSEGO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

2. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ended December 31, 1995, due to certain
      freight revenues subject to seasonal variations.   For further
      information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

3. Earnings per common share have been adjusted retroactively to reflect a 5% stock dividend declared January 12, 1995.

4. Certain amounts in the 1994 financials have been reclassified to conform to the 1995 presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at March 31, 1995, totaled $1,333. Cash generated from operations, sales of property, additional debt and contributed capital are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, and working capital requirements.

At March 31, 1995, the Company's working capital deficit was $7,627, compared to $7,149 at December 31, 1994, resulting in a working capital ratio of 54.7% compared to 58.0% at December 31, 1994. Total long-term liabilities at March 31, 1995 were $22,414. Long-term debt (exclusive of current maturities) including convertible subordinated notes, as a percentage of equity at March 31, 1995, was 45.5% compared to 46.2% at December 31, 1994, and total capitalization (long-term debt, convertible subordinated notes and equity) was $43,027 compared to $43,157 at December 31, 1994.

At March 31, 1995, the Company had drawn down $3 million on a $5 million line of credit with Manufacturers and Traders Trust Company which is secured by eligible accounts receivable. At March 31, 1995, the Company had an additional $500 to draw from available eligible accounts receivable pledged under the line of credit. The interest rate is 1% over Prime. Prime at March 31, 1995 was 9%.

On March 31, 1995, the Company completed financing arrangements with a lender, whereby the Company may borrow up to $400 from an equipment line of credit. At March 31, 1995, the Company had drawn down $110 on the line. The interest rate is the lender's base rate plus three quarters percent (3/4%). The line of credit expires on April 30, 1996.

In the three month period ended March 31, 1995, additions to property, plant and equipment were $1,651 of which $1,037 or 62.8% was funded by grants from the New York and New Jersey Departments of Transportation. The balance was provided from operations.

During the quarter, the Company entered into a purchase agreement for three (3) new General Motors, 4,000 horsepower, 6-axle, SD-70 locomotives at a total cost of approximately $4.2 million. Delivery is anticipated to occur in the second quarter of 1995. The purchase will be financed by a loan of up to $5 million from the Federal Financing Bank and will be guaranteed by the Federal Railroad Administration.

The Company has entered into tentative agreements, together with other investors, including two non-officer directors of the Company, to acquire the Toledo, Peoria & Western Railway ("TP&W"). Pursuant to the agreements, which are subject to several contingencies, including financing, Board of Directors and lender approvals, the Company will acquire 40% of the TP&W for cash and stock valued at $2.25 million, including the issuance of 100,000 shares of its common stock to one of the other non-director investors. Subject to satisfaction of several contingencies, the transaction is expected to occur in the fourth quarter of 1995.

On April 26, 1995, the Company entered into a definitive contract for the sale of an 8.8 mile long railroad line located in Union County, New Jersey to the State of New Jersey for $6.4 million. The transaction is expected to close in the second quarter of 1995 resulting in gain of approximately $5.3 million. The Company intends to treat the transaction as an involuntary conversion for income tax purposes, resulting in favorable tax treatment. A portion of the proceeds will be used to partially pay down debt and make certain capital expenditures.

It is anticipated that funding for the Company's capital program for the balance of 1995 will be met by grants from participating state governments, cash generated by operations, available funds from the lines of credit, and proceeds from the sales of non-operating assets, including the sale to the New Jersey Department of Transportation. The Company believes it has adequate working capital to fund existing and anticipated operations.


RESULTS OF OPERATIONS

Railway operating revenues, consisting of intermodal, carload and other railway operating revenues, improved $2,669 or 58.7% for the three month period ended March 31, 1995, compared to the corresponding 1994 period, due principally to improved intermodal revenues of $2,517 from CSX Intermodal, Inc. and Hanjin Shipping Lines.

Carload revenues for the three month period ended March 31, 1995 were $160 or 10.6% higher than the corresponding 1994 period, due mainly to higher revenue from new business, offset by declines in certain existing business resulting from a slowing U.S. economy.

Other operating revenues for the three month period ended March 31, 1995 were $206 more than the corresponding 1994 period, mostly due to greater rent, construction and other incidental revenues.

Maintenance, transportation and car hire expenses for the three month period ended March 31, 1995 were $2,090 greater than the corresponding 1994 period. Trackage rights and haulage expenses increased $1,261 due to the improved intermodal and carload business. The improved business also resulted in increased expense of $829 for train crews, locomotive maintenance, fuel, terminal costs, and car hire.

As a result of the foregoing, the operating loss for the three month period ended March 31, 1995 declined $732 or 55.0% compared to the corresponding period in 1994. The operating ratio for the three month period ended March 31, 1995 improved to 107.6% from 126.7% for the comparable 1994 period.

Interest expense net, comprised of interest expense, (net of capitalized interest) and interest income, for the three month period ended March 31, 1995 increased $48 compared to the corresponding 1994 period. Total interest expense for the period ended March 31, 1995 was $361 compared to $292 for the 1994 period, due principally to higher interest rates.

The Company's effective income tax rate on income before income taxes was 30.7% and 31.7% for the period ended March 31, 1995 and 1994 respectively.

On January 12, 1995, the Company declared a 5% stock dividend payable to stockholders of record February 17, 1995. The dividend was paid on March 30, 1995, resulting in the issuance of 72,518 shares of common stock. All data in the accompanying financial statements and related notes have been restated to give effect to the dividend.

                                    PART II

                              OTHER INFORMATION



Item 1.   Legal Proceedings
- ---------------------------

          None.


Item 2.   Changes in Rights of Security Holders
- -----------------------------------------------

          None.

Item 3.   Defaults on Senior Securities
- ---------------------------------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

          None.

Item 5.   Other Information
- ---------------------------

          None.


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

          a)Exhibits:

                                       Filed herewith (-) or
                                       Incorporated by Reference
                                       to
                                       -------------------------

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

10.9   Agreement between NYS&W and     Exhibit 10.9 to Regis-
       Brotherhood of Locomotive En-   trant's Annual Report on
       gineers dated March 30, 1994    Form 10-K dated March 27,
                                       1995

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
                                       30, 1994

10.27  Form of Delaware Otsego         Exhibit 1 to Registrant's
       Corporation 6.5% Convertible    Form 8-K dated October 19,
       Subordinated Note Due on        1993
       September 1, 2003

10.28  Guarantee Commitment between    Exhibit 10.28 to Regis-
       the Federal Railroad            trant's Annual Report on
       Administration and DOC          Form 10-K dated March 27,
       dated September 29, 1994        1995

21     Subsidiaries of Registrant      Exhibit 21 to Registrant's
                                       Annual Report on Form 10-K
                                       dated March 27, 1995

       b)   Reports on Form 8-K:

            None.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DELAWARE OTSEGO CORPORATION
                                          (Registrant)



Date:  May 11, 1995

                                   WALTER G. RICH
                                   -----------------------
                                   Walter G. Rich
                                   President and
                                   Chief Executive Officer



                                   WILLIAM B. BLATTER
                                   -----------------------
                                   William B. Blatter
                                   Senior Vice President &
                                   Chief Financial Officer