Form 10-Q
period 1995-06-30
DELAWARE OTSEGO CORP
filed 1995-08-14
CIK 757189

TOTAL AGGREGATE
                                                    NUMBER OF PAGES:_27_


                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1995

Commission File Number:  0-12985

                 DELAWARE OTSEGO CORPORATION
---------------------------------------------------------------------

          NEW YORK                           16-0913491
-------------------------------  ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


       1 Railroad Avenue,   Cooperstown, New York 13326
---------------------------------------------------------------------
             (Address of principal executive offices)

                       (607) 547-2555
---------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                           No Change
---------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed from last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes___X___    No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .125 Par Value              1,536,880
------------------------------  -----------------------------
         (Title of Class)       Outstanding at June 30, 1995


                                   INDEX
                                   -----

               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
               --------------------------------------------

                                                      Page
                                                      ----
PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -        3
          June 30, 1995 and December 31, 1994

          Condensed Consolidated Statements of           5
          Income - Three months ended June 30, 1995 and June 30, 1994; Six months ended
          June 30, 1995 and June 30, 1994

          Condensed Consolidated Statement of            6
          Cash Flows - Six months ended June 30,
          1995 and June 30, 1994

          Notes to Condensed Consolidated                7
          Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis           8
          of Financial Condition and Results
          of Operations


PART II.  OTHER  INFORMATION                            11
----------------------------


SIGNATURES                                              15
----------

                        PART I - FINANCIAL INFORMATION
                  DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)
-----------------------------------------------------------------------------
                                   ASSETS

                                            June 30, 1995   December 31, 1994
                                              (Unaudited)
                                        -----------------   -----------------
Current Assets
 Cash and cash equivalents                      $   1,427           $   1,308
 Accounts receivable                                6,179               6,085
 Reimbursable construction costs                      392               1,106
 Materials and supplies                               760                 587
 Deferred income taxes                                317                 317
 Prepaid expenses                                   1,034                 179
 Other current assets                                 405                 288
                                        -----------------   -----------------
   Total Current Assets                            10,514               9,870


Property, Plant, and Equipment                     89,913              84,185
Less: Accumulated depreciation and amortization   (27,320)            (25,961)
                                        -----------------   -----------------
   Total Property, Plant, and Equipment-Net        62,593              58,224

Other Assets                                        1,234                 783
                                        -----------------   -----------------
Total Assets                                    $  74,341           $  68,877
                                        =================   =================

The accompanying notes are an integral part of the financial statements.

                        PART I - FINANCIAL INFORMATION
                  DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                     CONDENSED CONDOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)
-----------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            June 30, 1995   December 31, 1994
                                              (Unaudited)
                                        -----------------   -----------------
Current Liabilities
 Notes payable                                  $       0           $   3,400
 Accounts payable                                  10,791              10,018
 Accrued and other current liabilities              2,742               2,481
 Current maturities of long-term debt                 935               1,120
                                        -----------------   -----------------
   Total current liabilities                       14,468              17,019

Long-Term Liabilities
 Long-term debt less current maturities            13,146              10,066
 Deferred income tax                               10,367               8,582
 Deferred revenue and other liabilities                 0                 119
 Subordinated Notes
   Convertible Subordinated Notes                   3,580               3,580
                                        -----------------   -----------------
Total Long-Term Liabilities                        27,093              22,347

Stockholders' Equity
 Common stock and paid-in-capital                   3,470               3,470
 Contributed capital                               17,763              16,687
 Retained earnings                                 11,547               9,354
                                        -----------------   -----------------
   Total Stockholders' Equity                      32,780              29,511
                                        -----------------   -----------------
Total Liabilities and
     Stockholders' Equity                       $  74,341           $  68,877
                                        =================   =================

The accompanying notes are an integral part of the financial statements.

                  DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands Except Per Share Data)
-----------------------------------------------------------------------------
                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                ---------------------  ----------------------
                                   6/30/95    6/30/94      6/30/95    6/30/94
                                ---------- ----------   ---------- ----------
Operating Revenues
 Railway operating revenue         $ 8,383    $ 5,520     $ 15,596   $ 10,064
 Other operating revenue               559        521        1,200        957
                                ---------- ----------   ---------- ----------
Total Operating Revenues             8,942      6,041       16,796     11,021

Operating Expenses
 Maintenance, transportation,
  and car hire                       7,078      4,599       13,389      8,820
 Depreciation & amortization         1,033        977        2,047      1,959
 General, administrative, and other  1,535      1,164        2,664      2,272
                                ---------- ----------   ---------- ----------
Total Operating Expenses             9,646      6,740       18,100     13,051
                                ---------- ----------   ---------- ----------
Income (Loss) from Operations         (704)      (699)      (1,304)    (2,030)

Other Income and (Expense)
 Interest expense, net                (316)      (287)        (636)      (559)
 Gain on sale of property,
   equipment and other               5,183         21        5,223         18
                                ---------- ----------   ---------- ----------
Other Income (Expense), Net          4,867       (266)       4,587       (541)

Income (Loss) Before Income Taxes
 and Extraordinary Item              4,163       (965)       3,283     (2,571)
Provision For Income Tax
 (Expense) Benefit                  (1,354)       364       (1,083)       873
                                ---------- ----------   ---------- ----------
Income (Loss) Before
 Extraordinary Item                  2,809       (601)       2,200     (1,698)
Extraordinary Item Net of Tax            0       (228)           0       (228)
                                ---------- ----------   ---------- ----------
Net Income (Loss)                  $ 2,809    $  (829)    $  2,200   $ (1,926)
                                ========== ==========   ========== ==========
Primary Earnings (Loss) Per Share (Note 4):
 Income Before Extraordinary Item   $ 1.83    $ (0.39)      $ 1.43    $ (1.10)
 Extraordinary Item                 $    0    $ (0.15)      $    0    $ (0.15)
                                ---------- ----------   ---------- ----------
   Net Income (Loss)                $ 1.83    $ (0.54)      $ 1.43    $ (1.25)
                                ========== ==========   ========== ==========

Fully Diluted Earnings (Loss) Per Share (Note 4):
 Income Before Extraordinary Item   $ 1.76    $ (0.39)      $ 1.34    $ (1.10)
 Extraordinary Item                 $    0    $ (0.15)      $    0    $ (0.15)
                                ---------- ----------   ---------- ----------
   Net Income (Loss)                $ 1.76    $ (0.54)      $ 1.34    $ (1.25)
                                ========== ==========   ========== ==========

The accompanying notes are an integral part of the financial statements.
                                           5

                   DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDING JUNE 30, 1995 AND 1994
                                 (Unaudited)
                           (Dollars in Thousands)
-----------------------------------------------------------------------------
                                                     SIX MONTHS ENDED
                                             --------------------------------
                                                Jun 30, 1995     Jun 30, 1994
                                             ---------------  ---------------
OPERATING ACTIVITIES
Net Income (Loss)                                  $   2,200        $  (1,926)
Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
 Depreciation and amortization                         2,047            1,959
 Provision for losses on accounts receivable             (10)              13
 Provision for deferred income taxes                   1,011             (979)
 Gain on sale of fixed assets                         (5,226)              (5)
 Amortization of deferred income                        (127)              (4)
 Write-off of loan origination fees                        0              334
Changes in operating assets and liabilities:
 (Increase) in accounts receivable                       (84)          (1,227)
 (Increase) decrease in materials and supplies,
   prepaids and other current assets                    (432)           1,221
 Increase in accounts payable and accrued expenses     1,188            1,182
 (Increase) in other assets                              (31)             (33)
                                             ---------------  ---------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES               536              535

INVESTING ACTIVITIES
 Additions to property, plant and equipment           (7,411)          (3,409)
 Contributed capital                                   1,633            2,818
 Acquisition of intangible assets                        (36)            (237)
 Proceeds from sale of assets                          6,315               16
                                             ---------------  ---------------
 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        501             (812)

FINANCING ACTIVITIES
 (Decrease) increase in notes payable                 (3,400)           1,585
 Proceeds from long-term borrowings                    4,444            5,564
 Principal payments on long-term debt                 (1,549)          (6,529)
 (Payments) proceeds from other borrowings              (406)             406
 Dividends paid                                           (7)              (6)
                                             ---------------  ---------------
 NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES       (918)           1,020

 INCREASE IN CASH AND CASH EQUIVALENTS                   119              743
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        1,308              810
                                             ---------------  ---------------
 CASH AND CASH EQUIVALENTS AT JUNE 30              $   1,427        $   1,553
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

2. The results of operations for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ended December 31, 1995, due to certain freight revenues subject to seasonal
     variations.   For further information, refer to the
     consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

3. Certain amounts in the 1994 financials have been reclassified to conform to the 1995 presentation.

4. Earnings per common share have been adjusted retroactively to reflect a 5% stock dividend declared January 12, 1995.
     Primary earnings per share were computed based on the weighted average number of shares of common stock outstanding during the periods. Fully diluted earnings per share were computed based on the assumption that the convertible subordinated notes were converted on January 1, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 1995, totaled
$1,427. Cash generated from operations, sales of property, additional debt and contributed capital are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, and working capital requirements.

At June 30, 1995, the Company's working capital deficit was $3,954, compared to $7,149 at December 31, 1994, resulting in a working capital ratio of 72.7% compared to 58.0% at December 31, 1994. Total long-term liabilities at June 30, 1995 were $27,093. Long-term debt (exclusive of current maturities) including convertible subordinated notes, as a percentage of equity at June 30, 1995, was 51.0% compared to 46.2% at December 31, 1994, and total capitalization (long-term debt, convertible subordinated notes and equity) was $49,506 compared to $43,157 at December 31, 1994.

On May 15, 1995, the Company sold an 8.8 mile long railroad line, abandoned since 1992, located in Union County, New Jersey to the State of New Jersey for $6.4 million. The transaction resulted in gain of approximately $5.2 million. The Company intends to treat the transaction as an involuntary conversion for income tax purposes, resulting in favorable tax treatment. A portion of the proceeds was used to partially pay down debt, pay bonuses to employee's who were affected by the Company's wage freeze, and improve working capital.

At June 30, 1995, the Company had no principal balance outstanding on its $5 million accounts receivable line of credit with Manufacturers and Traders Trust Company. At June 30, 1995, the Company had $4,010 available to draw from the line of credit based upon eligible accounts receivable pledged under the line of credit. The interest rate is 1% over Prime. Prime at June 30, 1995 was 9%.

The Company may borrow up to $400 from an equipment line of credit with Key Bank of New York. At June 30, 1995, the Company had drawn down $240 on the line. The interest rate is the lender's base rate plus three quarters percent (3/4%). The line of credit expires on April 30, 1996.

In the six month period ended June 30, 1995, additions to property, plant and equipment were $7,411 of which $1,633 or 22.0% was funded by grants from the New York and New Jersey Departments of Transportation. The balance was provided from operations and additional long-term debt.

During the quarter, the Company took delivery on three (3) new General Motors, 4,000 horsepower, 6-axle, SD-70 locomotives at a total cost of approximately $4.2 million. The purchase was wholly financed by a loan from the Federal Financing Bank at a rate of 6.4% over twenty years.

The Company has entered into tentative agreements, together with other investors, including two non-officer directors of the Company, to acquire the Toledo, Peoria & Western Railway ("TP&W"). Pursuant to the agreements, which are subject to several contingencies, including financing, Board of Directors and lender approvals, the Company will acquire 40% of the TP&W for cash and stock valued at $2.25 million, including the issuance of 100,000 shares of its common stock to one of the other non-director investors. To date, the Company has not obtained satisfactory financing for the transaction. Subject to obtaining financing and the satisfaction of several other contingencies, the transaction is expected to occur in the fourth quarter of 1995.

It is anticipated that funding for the Company's capital program for the balance of 1995 will be met by grants from participating state governments, cash generated by operations, available funds from the lines of credit, and proceeds from the sales of non-operating assets. The Company believes it has adequate working capital to fund existing and anticipated operations for at least the next twelve months.


RESULTS OF OPERATIONS

Railway operating revenues, consisting of intermodal, carload and other railway operating revenues, improved $2,863 and $5,532 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. For the three and six month periods ended June 30, 1995, intermodal revenue, the largest component of railway operating revenue, increased $2,599 and $5,116 respectively, compared to the same periods in 1994, due principally to additional containerized traffic being transported to the CSX Intermodal, Inc. facility in New Jersey.

Carload revenues for the three and six month periods ended June 30, 1995, improved $166 and $326 respectively, compared to the same periods in 1994, due mostly to improved volumes in certain market groups offset by declines in others.

Other railway operating revenues for the three and six month periods ended June 30, 1995, increased $98 and $90 respectively, compared to the same periods in 1994, due mostly to improved passenger revenues from shuttle and scenic excursion activity in the second quarter.

Other operating revenues for the three and six month periods ended June 30, 1995, increased $38 and $243 respectively, compared to the same periods in 1994, due mainly to greater construction and rental income.

Maintenance, transportation and car hire expenses in the aggregate for the three and six month periods ended June 30, 1995 increased $2,479 and $4,569 respectively, compared to the same periods in 1994.

In the three and six month periods of 1995, expenses for maintenance of way and other equipment increased by $46 and $82 respectively, compared to the 1994 periods, due mostly to additional expenses for compensation and benefits, and materials and supplies. Trackage rights expenses for the three and six month periods of 1995 increased $277 and $562 respectively, compared to the 1994 periods, due mostly to increased intermodal traffic. Maintenance of locomotives for the three and six month periods of 1995 increased $154 and $306 respectively, compared to the 1994 periods, as a result of increased locomotive usage and costs incurred to improve locomotive reliability in order to meet the service standards required for the intermodal business.

Transportation expenses for the three and six month periods ended June 30, 1995 increased $1,869 and $3,374 respectively, compared to the same periods in 1994. Included in these expenses are the following increases principally resulting from the intermodal traffic: $209 and $336 for diesel fuel; $276 and $411 for compensation and benefits; $107 and $124 for leasing of locomotives; $949 and $2,115 for haulage and terminal operations. Increased activity for the Company's passenger shuttle and scenic excursions resulted in $250 and $322 of additional expenses during the periods.

Car hire expenses for the three and six month periods ended June 30, 1995 were up $132 and $245 respectively, compared to the 1994 periods, due principally to greater carload volumes in which car hire expense reclaim is not available and to car hire expenses for the new domestic intermodal service which began on August 1, 1994.

Depreciation and amortization expenses for the three and six month periods ended June 30, 1995 increased $56 and $88 respectively, compared to the 1994 periods, due principally to additional capital expenditures.

General, administrative, and other expenses for the three and six month periods ended June 30, 1995 increased $371 and $392 respectively, compared to the 1994 periods, due principally to additional compensation and benefit costs associated with the bonus paid during the quarter.

As a result of the foregoing, the operating ratios for the three and six month periods ended June 30, 1995 were 107.9% and 107.8% respectively, compared to 111.6% and 118.4% for the comparable 1994 periods.
Excluding the non-recurring bonus charge of $563, the operating ratios for the three and six month periods in 1995 would have been 101.5% and 104.4% respectively.

Interest expense net, comprised of interest expense (net of capitalized interest) and interest income for the three and six month periods ended June 30, 1995 increased $29 and $77 respectively, compared to the 1994 periods. In the three and six month periods of 1995, total interest expense was $360 and $721 respectively, compared to $322 and $614 in the respective 1994 periods, due principally to interest rate and average outstanding debt differentials.

Gain on sale of property, equipment and other for the three and six month periods, ended June 30, 1995 increased approximately $5.2 million compared to the 1994 periods, due principally to the sale of an 8.8 mile railroad line located in Union County, New Jersey to the State of New Jersey for $6.4 million. The Company intends to treat the transaction as an involuntary conversion for income tax purposes, resulting in favorable tax treatment.

The Company's effective income tax rate on income before income taxes for the six month period ended June 30, 1995 and 1994 was 33.0% and 34.0% respectively.

During the six month period ended June 30, 1994, the Company completed its financing with Manufacturers and Traders Trust Company. In conjunction with this financing, the Company wrote-off $334, representing the unamortized balance of deferred financing costs incurred in 1990 pursuant to the Chemical Bank loan. The write-off was recorded as an extraordinary item in the statement of income, net of applicable income taxes of $106.

                             PART II

                        OTHER INFORMATION



Item 1.   Legal Proceedings
---------------------------
          None.


Item 2.   Changes in Rights of Security Holders
-----------------------------------------------
          None.

Item 3.   Defaults on Senior Securities
---------------------------------------
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          At the Annual Meeting of Shareholders held in Cooperstown, New York on June 3, 1995, at which 1,245,859 shares, or 81% of the shares outstanding, were present in person or by proxy, the nominees listed in the Registrant's Proxy Statement were elected and other actions taken as follows:

                                      For      Against     Abstain
                                   ---------  ---------   ---------
     1.   Election of Directors

             Robert L. Marcalus    1,243,309    2,550         -
             Everett A. Gilmour    1,243,175    2,684         -
             Albert B. Aftoora     1,243,197    2,662         -

     2.   Ratification of
          Appointment of
          Independent Accountants  1,243,194    1,650       1,015


Item 5.   Other Information
---------------------------
          None.

 Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------
          a)  Exhibits:

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

 3.2   By-Laws of DOC dated April 5,   Exhibit 3.8 to Regis-
       1988                            trant's Annual Report on
                                       Form 10-K dated December
                                       31, 1988

10.1   Employment Agreement between               -
       DOC and Walter Rich dated
       June 3, 1995

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

10.22  Delaware Otsego Corporation     Exhibit B to Definitive
       1987 Stock Option Plan          Proxy Statement Dated
                                       October 7, 1987

10.23  Delaware Otsego Corporation     Exhibit B to Definitive
       1993 Stock Option Plan          Proxy Statement Dated
                                       May 5, 1993

10.25  Employment Agreement between               -
       DOC and C. David Soule dated
       June 3, 1995

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

21     Subsidiaries of Registrant      Exhibit 21 to Registrant's
                                       Annual Report on Form 10-K
                                       dated March 27, 1995

       b)   Reports on Form 8-K:

            1. By Current Report on Form 8-K dated May 2, 1995, Registrant filed a press release which reported that Registrant has entered into tentative agreements, with other investors, to acquire the Toledo, Peoria & Western Railway.

            2. By Current Report on Form 8-K dated May 12, 1995, Registrant reported the completion of the sale of substantially all of the assets of its Rahway Valley Railroad Company subsidiary.

SIGNATURES
----------

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         DELAWARE OTSEGO CORPORATION
                                (Registrant)



Date:  August 14, 1995

                                   WALTER G. RICH
                                   ------------------------------
                                   Walter G. Rich
                                   President and
                                   Chief Executive Officer



                                   WILLIAM B. BLATTER
                                   ------------------------------
                                   William B. Blatter
                                   Senior Vice President &
                                   Chief Financial Officer