Form 10-Q
period 1995-09-30
DELAWARE OTSEGO CORP
filed 1995-11-13
CIK 757189

TOTAL AGGREGATE
                                                      NUMBER OF PAGES:_16_

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1995

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

                     Yes___X___    No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .125 Par Value               1,536,880
------------------------------  ---------------------------------
         (Title of Class)       Outstanding at September 30, 1995

                                    INDEX
                                    -----





                DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                --------------------------------------------




                                                                     Page
                                                                     ----
PART 1.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (Unaudited)


          Condensed Consolidated Balance Sheets -                      3
          September 30, 1995 and December 31, 1994


          Condensed Consolidated Statements of                         5
          Operations - Nine months ended
          September 30, 1995 and September 30, 1994


          Condensed Consolidated Statement of                          6
          Cash Flows - Nine months ended September 30,
          1995 and September 30, 1994


          Notes to Condensed Consolidated                              7
          Financial Statements (Unaudited)


Item 2.   Management's Discussion and Analysis                         8
          of Financial Condition and Results
          of Operations





PART II.  OTHER  INFORMATION                                          12
----------------------------






SIGNATURES                                                            15
----------

                          PART I - FINANCIAL INFORMATION
                   DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Dollars in Thousands)
--------------------------------------------------------------------------
                                     ASSETS

                                      September 30, 1995  December 31, 1994
                                             (Unaudited)
                                      ------------------  -----------------
Current Assets
  Cash and cash equivalents                     $  1,023           $  1,308
  Accounts receivable                              5,833              6,085
  Reimbursable construction costs                    372              1,106
  Materials and supplies                             987                587
  Deferred income taxes                              317                317
  Prepaid expenses                                   924                179
  Other current assets                               322                288
                                      ------------------  -----------------
    Total Current Assets                           9,778              9,870


Property, Plant, and Equipment                    90,847             84,185
Less:  Accumulated depreciation
       and amortization                          (28,378)           (25,961)
                                      ------------------  -----------------
  Total Property, Plant, and Equipment-Net        62,469             58,224


Other Assets                                       1,489                783

                                      ------------------  -----------------
Total Assets                                    $ 73,736           $ 68,877
                                      ==================  =================

The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION
                   DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Dollars in Thousands)

---------------------------------------------------------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30, 1995  December 31, 1994
                                             (Unaudited)
                                      ------------------  -----------------
Current Liabilities

  Notes payable                                 $  1,200           $  3,400
  Accounts payable                                 9,554             10,018
  Accrued and other current liabilities            2,352              2,481
  Current maturities of long-term debt               977              1,120
                                      ------------------  -----------------
    Total current liabilities                     14,083             17,019

Long-Term Liabilities
  Long-term debt less current maturities          13,011             10,066
  Deferred income tax                             10,357              8,582
  Deferred revenue and other liabilities               0                119

Subordinated Notes
  Convertible Subordinated Notes                   3,580              3,580
                                      ------------------  -----------------
Total Long-Term Liabilities                       26,948             22,347

Stockholders' Equity
  Common stock and paid-in-capital                 3,470              3,470
  Contributed capital                             17,773             16,687
  Retained earnings                               11,462              9,354
                                      ------------------  -----------------
    Total Stockholders' Equity                    32,705             29,511
                                      ------------------  -----------------
Total Liabilities and
  Stockholders' Equity                          $ 73,736           $ 68,877
                                      ==================  =================

The accompanying notes are an integral part of the financial statements.

                         DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)
                             (In Thousands Except Per Share Data)
-----------------------------------------------------------------------------
                                         THREE MONTHS ENDED NINE MONTHS ENDED
                                         ------------------ -----------------
                                           9/30/95  9/30/94  9/30/95  9/30/94
                                         ---------  -------  -------  -------
Operating Revenues
 Railway operating revenue                 $ 8,773  $ 7,233  $24,369  $17,297
 Other operating revenue                       418      630    1,618    1,587
                                         ---------  -------  -------  -------
Total Operating Revenues                     9,191    7,863   25,987   18,884

Operating Expenses
 Maintenance, transportation,
  and car hire                               6,724    6,214   20,113   15,034
 Depreciation & amortization                 1,054      970    3,101    2,900
 General, administrative, and other          1,227    1,227    3,891    3,499
                                         ---------  -------  -------  -------
Total Operating Expenses                     9,005    8,411   27,105   21,433
                                         ---------  -------  -------  -------
Income (Loss) from Operations                  186     (548)  (1,118)  (2,549)

Other Income and (Expense)
 Interest expense, net                        (348)    (322)    (985)    (911)
 Gain on sale of property,
   equipment & other                            36      249    5,260      267
                                         ---------  -------  -------  -------
Other Income (Expense), Net                   (312)     (73)   4,275     (644)

Income (Loss) Before Income Taxes
   and Extraordinary Item                     (126)    (621)   3,157   (3,193)
Provision For Income Tax
   (Expense) Benefit                            42      203   (1,042)   1,076
                                         ---------  -------  -------  -------
Income (Loss) Before
 Extraordinary Item                            (84)    (418)   2,115   (2,117)
Extraordinary Item Net of Tax                    0        0        0     (228)
                                         ---------  -------  -------  -------
Net Income (Loss)                          $   (84) $  (418) $ 2,115  $(2,345)
                                         =========  =======  =======  =======
Primary Earnings (Loss)
   Per Share (Note 4):
 Income (Loss) Before Extraordinary Item   $ (0.05) $ (0.27) $  1.38  $ (1.38)
 Extraordinary Item                        $  0.00  $  0.00  $  0.00  $ (0.15)
                                         ---------  -------  -------  -------
 Net Income (Loss)                         $ (0.05) $ (0.27) $  1.38  $ (1.53)
                                         =========  =======  =======  =======
Fully Diluted Earnings (Loss)
   Per Share (Note 4):
 Income (Loss) Before Extraordinary Item   $ (0.05) $ (0.27) $  1.20  $ (1.38)
 Extraordinary Item                        $  0.00  $  0.00  $  0.00  $ (0.15)
                                         ---------  -------  -------  -------
 Net Income (Loss)                         $ (0.05) $ (0.27) $  1.20  $ (1.53)
                                         =========  =======  =======  =======

The accompanying notes are an integral part of the financial statements.

                    DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)
                             (Dollars in Thousands)
----------------------------------------------------------------------------
                                                    NINE MONTHS ENDED
                                             -------------------------------
                                             Sept. 30, 1995   Sept. 30, 1994
                                             --------------   --------------
OPERATING ACTIVITIES
Net Income (Loss)                                  $  2,115         $ (2,345)
Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities:
   Depreciation and amortization                      3,101            2,900
   Provision for losses on accounts receivable          (10)              22
   Provision for deferred income taxes                  996           (1,182)
   Gain on sale of fixed assets                      (5,261)            (255)
   Amortization of deferred income                     (127)              (6)
   Write-off of loan origination fees                     0              334
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable           262           (3,794)
   Decrease (increase) in materials and supplies,
     prepaids and other current assets                 (750)             551
   (Decrease) increase in accounts payable and
     accrued expenses                                  (368)           3,126
   (Increase) in other assets                           (65)             (13)
                                             --------------   --------------
NET CASH USED BY OPERATING ACTIVITIES                  (107)            (662)

INVESTING ACTIVITIES
   Additions to property, plant and equipment        (8,336)          (5,064)
   Contributed capital                                1,716            3,888
   Acquisition of intangible assets                     (23)            (300)
   Proceeds from sale of assets                       6,277              659
   Investment in affiliates                               0              (24)
                                             --------------   --------------
NET CASH USED BY INVESTING ACTIVITIES                  (366)            (841)

FINANCING ACTIVITIES
   (Decrease) increase in notes payable              (2,200)           2,785
   Proceeds from long-term borrowings                 4,575            5,564
   Principal payments on long-term debt              (1,774)          (6,740)
   (Payments) proceeds from other borrowings           (406)             406
   Dividends Paid                                        (7)              (6)
                                             --------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               188            2,009

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS        (285)             506

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        1,308              810
                                             --------------   --------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30          $  1,023         $  1,316
                                             ==============   ==============

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

2. The results of operations for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ended December 31, 1995, due to certain freight revenues subject to seasonal variations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

3. Certain amounts in the 1994 financials have been reclassified to conform to the 1995 presentation.

4. Earnings per common share have been adjusted retroactively to reflect a 5% stock dividend declared January 12, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
       	 CONDITION AND RESULTS OF OPERATIONS (THOUSANDS)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's cash and cash equivalents at September 30, 1995, totaled $1,023. Cash generated from operations, sales of property, additional debt and contributed capital are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, and working capital requirements.

At September 30, 1995, the Company's working capital deficit was $4,305, compared to $7,149 at December 31, 1994, resulting in a working capital ratio of 69.4% compared to 58.0% at December 31, 1994. The improved working capital is due principally to the New Jersey real estate sale that occurred in the second quarter. Total long-term liabilities at September 30, 1995 were $26,948. Long-term debt (exclusive of current maturities) including convertible subordinated notes, as a percentage of equity at September 30, 1995, was 50.7% compared to 46.2% at December 31, 1994, and total capitalization (long-term debt, convertible subordinated notes and equity) was $49,296 compared to $43,157 at December 31, 1994.

At September 30, 1995, the Company had drawn down $1.2 million on a $5 million line of credit with Manufacturers and Traders Trust Company which is secured by eligible accounts receivable. At September 30, 1995, an additional $2.8 million was available to be drawn from the line based on the level of eligible accounts receivable. The interest rate is 1% over Prime. Prime at September 30, 1995 was 8.75%.

The Company may borrow up to $400 from an equipment line of credit with Key Bank of New York. At September 30, 1995, the Company had drawn down $295 on the line. The interest rate is the lender's base rate plus three quarters percent (3/4%), which was 9.50% at September 30, 1995. The line of credit expires on April 30, 1996.

In the nine month period ended September 30, 1995, additions to property, plant and equipment were $8,336 of which $1,716 or 21.0% was funded by grants from the New York and New Jersey Departments of Transportation. The balance was provided from proceeds from sales of non-operating assets and additional long-term debt. The Company's capital expenditures for the balance of 1995 are anticipated to be approximately $1 million. Overall expenditures for the year will be less than original plan due to deferrals to 1996.

The Company has entered into tentative agreements, together with other investors, including two non-officer directors of the Company, to acquire the Toledo, Peoria & Western Railway
("TP&W"). Pursuant to the agreements, which are subject to several contingencies, including financing, Board of Directors and lender approvals, the Company will acquire 40% of the TP&W for cash and stock valued at $2.25 million, including the issuance of 100,000 shares of its common stock to one of the other non-director investors. The Company is working out the details of a credit facility necessary to finance the acquisition. Subject to obtaining the financing and the satisfaction of several other contingencies, the transaction is expected to occur in the fourth quarter of 1995.

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

The Company entered into a purchase agreement in August 1992 for certain property currently under lease which is presently being used for its bulk distribution operations. The purchase price will be approximately $3.5 million. At September 30, 1995, prepaid expenses include a $500 deposit towards the purchase price. It is anticipated that the balance of the purchase price will be financed by a commercial lender. The Company expects the transaction will close in the first half of 1996.


RESULTS OF OPERATIONS
---------------------
The Company relies on, and its ability to compete is dependent upon its rail connections with CP and with Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company.

The Company has two customers that provide approximately 70% of the Company's railroad volume. At September 30, 1995, revenue from the two customers was approximately $18,500. The loss of either customer would have a material adverse effect on the Company's results of operations.

Railway operating revenues, consisting of intermodal, carload and other railway operating revenues, improved $1,328 and $7,103 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. For the three and nine month periods ended September 30, 1995, intermodal revenue, the largest component of railway operating revenue, increased $1,638 and $6,734 respectively, compared to the same periods in 1994, due principally to increased traffic to the CSX Intermodal, Inc. facility in New Jersey. The Company expects the increased traffic levels to continue.

Carload revenues for the three month period ended September 30, 1995 declined $175 compared to the respective 1994 period, due mainly to Northern Division declines in grain and lumber shipments. Carload revenues for the nine month period ended September 30, 1995 improved $151 compared to the 1994 period, due principally to increased carloads for plastic, paper, corn syrup and stone products.

Other railway operating revenues for the three and nine month periods ended September 30, 1995, increased $77 and $167 respectively, compared to the same periods in 1994, due mostly to increased revenues from passenger shuttle and scenic excursion activity.

Other operating revenues for the three and nine month periods ended September 30, 1995, declined $212 and improved $31 respectively, compared to the same periods in 1994, due mainly to fluctuations in rental income and construction activities. State agency funding did not materially affect total operating revenues for the nine month period ended September 30, 1995.

Maintenance, transportation and car hire expenses in the aggregate for the three and nine month periods ended September
30, 1995 increased $510 and $5,079 respectively, compared to the same periods in 1994.

Maintenance expenses in the aggregate, comprised of maintenance of way and structures, locomotives, railcars, and other equipment, for the three and nine month periods ended September
30, 1995, increased $37 and $988 respectively, compared to the 1994 periods.

In the three and nine month periods ended September 30, 1995, expenses for maintenance of way and structures declined $85 and $95 respectively, compared to the same periods in 1994, due mostly to declines in expenses for labor and benefits, snow removal, and professional fees and services.

Trackage rights expenses for the three and nine month periods of 1995 increased $180 and $742 respectively, compared to the same periods in 1994, due principally to both the increased intermodal traffic from the new service which began on August 1, 1995, and annual escalations in rates based on railroad recovery indexes.

Maintenance of locomotives, railcars, and other equipment declined $58 in the three month period ended September 30, 1995, compared to the same period in 1994. In the nine month period ended September 30, 1995, locomotive fleet expenses were up $333 compared to the 1994 period, due mainly to increased usage and costs necessary to maintain and provide reliable power to support the Company's intermodal business. Railcars and other equipment expenses in the aggregate for the nine month period in 1995 declined insignificantly.

Transportation expenses for the three and nine month periods ended September 30, 1995 increased $494 and $3,868 respectively, compared to the same periods in 1994. Included in these expenses are the following increases principally resulting from the increase in intermodal traffic: $101 and $437 for diesel fuel; $2 and $474 for compensation and benefits; $18 and $106 for leasing of locomotives; $300 and $2,344 for haulage and terminal operations. Increased activity for the Company's passenger shuttle and scenic excursions resulted in $127 and $449 of additional expenses during the periods.

Car hire expenses for the nine month period ended September 30, 1995 were up $224 compared to the 1994 period, due principally to the increase in intermodal traffic.

Depreciation and amortization expenses for the three and nine month periods ended September 30, 1995 increased $78 and $165 respectively, compared to the 1994 periods, due principally to additional capital expenditures.

General, administrative, and other expenses for the nine month period, ended September 30, 1995 increased $392 compared to the 1994 period, due mostly to additional compensation and benefit costs associated with a Company wide bonus paid during the second quarter.

As a result of the foregoing, the operating ratios for the three and nine month periods ended September 30, 1995, were 98.0% and 104.3% respectively, compared to 107.0% and 113.5% for the comparable 1994 periods.

Interest expense net, comprised of interest expense (net of capitalized interest) and interest income for the three and nine month periods ended September 30, 1995 increased $26 and $74 respectively, compared to the 1994 periods. In the three and nine month periods of 1995, total interest expense was $391 and $1,102 respectively, compared to $389 and $1,003 in the respective 1994 periods, due principally to interest rate and average outstanding debt differentials.

Gain on sale of property, equipment and other for the three and nine month periods, ended September 30, 1995 declined $213 and increased $4,993 respectively compared to the 1994 periods. The increase in the nine month period of 1995 is due principally to the sale of an 8.8 mile railroad line located in Union County, New Jersey to the State of New Jersey for $6.4 million.

The Company's effective income tax rate on income before income taxes for the nine month period ended September 30, 1995 and 1994 was 33% and 34% respectively.

                                    PART II

                              OTHER INFORMATION



Item 1.   Legal Proceedings
---------------------------
       	  None.



Item 2.   Changes in Rights of Security Holders
-----------------------------------------------
       	  None.



Item 3.   Defaults on Senior Securities
---------------------------------------
       	  None.



Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
       	  None.



Item 5.   Other Information
---------------------------
          None.



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     a)    Exhibits:
                                      Filed herewith (-) or
                                      Incorporated by Reference to
                                      ----------------------------


3.1   Restated Certificate of         Exhibit 3.1 to Registrant's
      Incorporation of the            Annual Report on Form 10-K
      Delaware Otsego Corporation     dated December 31, 1991
      dated June 1, 1991


3.2   By-Laws of DOC dated April 5,   Exhibit 3.8 to Registrant's
      1988                            Annual Report on Form 10-K
                                      dated December 31, 1988


10.1   Employment Agreement between    Exhibit 10.1 to Registrant's
       DOC and Walter Rich dated       Form 10-Q dated June 30, 1995
       June 3, 1995

10.2   Direct Loan Agreement between   Exhibit 10(g) to Registration
       New Jersey Economic Develop-    Statement on Form S-1,
       ment Authority and NYS&W        No. 2-94319
       dated August 6, 1982


10.3   Agreement between Conrail       Exhibit 10(p) to Registration
       and NYS&W dated March 30,       Statement on Form S-1,
       1982 relating to trackage       No. 2-94319
       rights over line of Conrail
       from Binghamton, New York to
       Warwick, New York via
       Campbell Hall and Maybrook,
       New York


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


10.9   Agreement between NYS&W         Exhibit 10.9 to Registrant's
       and Brotherhood of Locomotive   Annual Report on Form 10-K
       Engineers dated March 30, 1994  dated March 27, 1995


10.11  Modification to Direct Loan     Exhibit 10(hh) to Registration
       Agreement and Direct Loan       Statement on Form S-1,
       Promissory Note dated as of     No. 2-94319
       August 6, 1982 between the
       New Jersey Economic Develop-
       ment Authority and NYS&W
       dated July 17, 1984


10.15  Transportation Agreement        Exhibit 10.15 to Registrant's
       between NYS&W and CSX/          Form 8-K dated May 20, 1992
       Sea-Land Intermodal, Inc.
       dated December 30, 1989


10.22  Delaware Otsego Corporation     Exhibit B to Definitive
       1987 Stock Option Plan          Proxy Statement Dated
                                       October 7, 1987


10.23  Delaware Otsego Corporation     Exhibit B to Definitive
       1993 Stock Option Plan          Proxy Statement Dated
                                       May 5, 1993


10.25  Employment Agreement between    Exhibit 10.25 to Registrant's
       DOC and C. David Soule dated    Form 10-Q dated June 30, 1995
       June 3, 1995


10.26  Employment Agreement between    Exhibit 10.30 to Registrant's
       DOC and William B. Blatter      Quarterly Report on Form 10-Q
       dated June 4, 1994              dated June 30, 1994


10.27  Form of Delaware Otsego         Exhibit 1 to Registrant's
       Corporation 6.5% Convertible    Form 8-K dated October 19,
       Subordinated Note Due on        1993
       September 1, 2003


10.28  Guarantee Commitment between    Exhibit 10.28 to Registrant's
       the Federal Railroad Adminis-   Annual Report on Form 10-K
       tration and DOC dated           dated March 27, 1995
       September 29, 1994


11     Computation of Earnings Per     -
       Share


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



                                       DELAWARE OTSEGO CORPORATION
                                       (Registrant)

Date:   November 10, 1995
                                       WALTER G. RICH
                                       -------------------------------------
                                       Walter G. Rich
                                       President and Chief Executive Officer





                                       WILLIAM B. BLATTER
                                       -------------------------------------
                                       William B. Blatter
                                       Senior Vice President &
                                       Chief Financial Officer