Form 10-K405
period 1995-12-31
DELAWARE OTSEGO CORP
filed 1996-03-28
CIK 757189

Aggregate No. Pages: 167

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995
                         Commission File # 0-12985

                        DELAWARE OTSEGO CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             New York                            16-0913491
  -------------------------------     ---------------------------------
  (State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation or organization)

1 Railroad Ave., Cooperstown, New York                  13326
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (607) 547-2555
                                                    --------------

Securities registered pursuant to section 12(b) of the Act:

        Title of each class       Name of each exchange on which registered
        -------------------       -----------------------------------------
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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $13,718,240 as of March 21, 1996.

                                  1,744,177
     -------------------------------------------------------------------
     (Number of shares of Common Stock outstanding as of March 21, 1996)

                      DOCUMENTS INCORPORATED BY REFERENCE
Information with respect to Directors in Item 10 and the information required by Items 11-13 is incorporated herein by reference from the proxy material of the Registrant in connection with its annual meeting of shareholders scheduled for June 1, 1996.

                                PART I

Item 1.  BUSINESS
-----------------
General
-------
     Delaware Otsego Corporation, a New York corporation, is a railroad holding company. The Company's principal executive offices are located at 1 Railroad Avenue, Cooperstown, New York 13326, and its telephone number is (607) 547-2555. As used in this Form 10-K, unless the context requires otherwise, the term "Company" or "DOC" refers to Delaware Otsego Corporation and its wholly-owned subsidiaries: Susquehanna Properties, Inc. (SPI); Fonfulco, Inc. (Fonfulco); Lackawaxen and Stourbridge Railroad Corporation (LASB); Syracuse, Binghamton and New York Railroad Corporation (SBNY); The New York, Susquehanna and Western Railway Corporation (NYS&W); Cooperstown and Charlotte Valley Railway Corporation (CACV); Delta Warehousing Corporation (DWC); Central New York Railroad Corporation (CNY); Delaware Otsego Equipment Corporation (DOE); Susquehanna Bulk Systems, Inc. (SBS); Staten Island Railway Corporation (SIRY); Rahway Valley Company, Lessee (RVC); and Rahway Valley Railroad Company (RVRR).

     The Company operates in one business segment - railroad transportation. DOC's rail system provides rail service for customers along its routes and access to the national rail system through interchange facilities with two of the major northeastern railroads, Conrail, Inc. ("Conrail") and the CP Rail System ("CP").
Additionally, pursuant to a Haulage Agreement with CP, the Company has direct access with the Norfolk Southern rail system and other carriers in Buffalo, NY. DOC's railroad system is devoted principally to carrying freight, but also generates revenue through the operation of passenger excursion trains. DOC seeks to encourage development on and near, and utilization of, its real estate and rights-of-way by potential shippers and as a possible source of additional revenue.
The Company also generates revenues by granting to various entities, such as utilities, pipeline and communication companies and non-industrial tenants, the right to occupy its railroad right-of-way and other real property. The Company also hires rail equipment to, and repairs rail equipment owned by, others, provides services related to the transfer of bulk commodities from railcar to truck, and provides administrative services related to railroad operations.

     In January, 1996, the Company acquired a 40% interest in The
Toledo, Peoria and Western Railroad Corporation ("TP&W"). The investment will be accounted for under the provisions of APB 18, The
Equity Method of Accounting for Investments in Common Stock. TP&W owns a 284 mile Class III regional railroad which provides rail service on a generally East-West route from Fort Madison, Iowa through Central Illinois (approximately 70 miles south of Chicago) to Logansport, Indiana. TP&W hauls agricultural products, chemicals, coal, fertilizer, food products, steel and manufactured goods and consumer products, and operates two intermodal facilities. The TP&W's geographic location and connections with over 20 rail carriers, including seven Class I railroads, present opportunities for growth, and the acquisition provides the Company with an opportunity to diversify its rail holdings and to provide improved service to its intermodal customers.

Railroad Operations
-------------------
     The Company operates a 500 mile regional railroad in New York, New Jersey and Pennsylvania, of which 200 miles consist of trackage rights over the lines of other railroads. The Company's rail lines have been integrated into a coordinated rail system which connects upstate New York with the Northern New Jersey - New York City metropolitan area and provides rail service via two Class I carriers (through its connections with Conrail and CP).

     The Company presently serves over 110 customers in its railroad operations, two of which accounted for approximately 72% of its traffic volume. In 1995, the Company earned approximately $17.2 million from CSX Intermodal, Inc., representing 50% of operating revenues, on traffic moving to CSXI's owned facility located adjacent to the NYS&W at Little Ferry, NJ.
1995 revenues for container traffic moved on behalf of Hanjin Shipping Lines to the Resources Warehousing and Consolidation Services, Incorporated facility ("RWCS"), were approximately $7.5 million, representing 22% of operating revenues. No assurance can be given that such revenue levels will be attained in the future. The principal freight carried by the Company consists of manufactured goods, industrial raw materials, paper products, and agricultural commodities.

     The operation of a railroad requires significant expenditures for maintenance-of-way and equipment, the availability of railcars in diverse locations for the carriage of customer freight, and reliance upon other carriers who participate in the transportation of almost all freight transported by the Company.

     The Company, as a substantial property owner, is subject to potential liability for personal injury and property damages to trespassers and others present on its property. Additionally, attendant to the Company's railroad operations is potential liability for personal injury and property damage arising from derailments, collisions at highway-rail grade crossings, and from job-related employee injuries pursuant to Federal Employer Liability Act.


Real Estate Activities & Other Operations
-----------------------------------------
     Through its subsidiaries, the Company seeks to maximize utilization of and revenues from its real estate holdings. Leasing and right-of-way agreements, sales where favorable prices can be obtained for property that is deemed unnecessary for the Company's rail operations, and the encouragement of industrial development are the focus of the Company's activities in this regard.


Marketing
---------
     The Company markets its services primarily through its sales and customer service personnel, under the supervision of its Executive Vice President and Vice President-Marketing and Sales of its NYS&W subsidiary. In addition, the Company's executive officers are occasionally involved in formulating and making presentations to customers and potential customers.

Suppliers
---------
     The Company is able to acquire the equipment, parts and other materials it needs in the operation of its business from several suppliers. The Company does not believe that the loss of any supplier would have a material adverse effect on its business, as there are alternative suppliers available.


Competition
-----------
     The Company's regional rail system is relatively small in an industry dominated by carriers with far greater resources and facilities. In the Company's area of operation, it competes with Conrail, particularly with respect to bulk and intermodal traffic, and with both long-haul and short-haul trucking companies which may be able to offer more extensive facilities and resources than the Company. Deregulation of the railroad industry has intensified competition and will likely continue to do so, placing pressure on pricing and routing schedules of the Company. The Company believes that it is able to compete for railroad business on the basis of its quality of customer service, pricing, scheduling and concentration on its principal rail corridors. There can be no assurance, however, that the Company will be able to maintain its present competitive position.

     The Company relies on, and its ability to compete is dependent upon, its rail connections with CP and Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company.

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


Regulation
----------
     The Company is subject to regulation by the Surface Transportation Board, the Federal Railroad Administration, and certain state and local authorities, including state Departments of Transportation, in connection with some aspects of its railroad operations. Such regulation affects rates, safety rules, maintenance of track, other facilities, and rights-of-way, and may affect the Company's revenues and expenses.

Environmental Matters
---------------------
     The Company transports hazardous materials on behalf of certain of its customers, and uses certain hazardous materials in the normal course of the repair and maintenance of its locomotives, rail cars and other equipment. The operation of a railroad includes the risk of derailments which could result in the release or spillage of diesel fuel and hazardous materials from locomotives and rail cars to property of the Company and adjoining properties. The Company is not aware of any such spills or releases which have not been remediated in compliance with applicable statutes and regulations.

     The Company, as the owner of real estate, may be responsible under certain circumstances for remediation of environmental conditions on its property, whether or not such conditions arose from the Company's operations. The Company has, with one exception, no knowledge of the existence of any such conditions, but cannot assure that such will not arise or occur in the future. During 1993, The New York, Susquehanna and Western Railway Corporation, a Company railroad operating subsidiary, received notice from the Environmental Protection Agency (EPA) that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and may be required to share in the cost to clean up a certain site identified by the EPA. The information presently available to the Company indicates that the estimated liability is less than ten thousand dollars and, therefore, will not have a material effect on the consolidated financial condition or results of operation.


Employees
---------
     At December 31, 1995, the Company employed 191 people, of whom 115 were operating personnel, 12 were supervisors, 46 were office and sales personnel, and 18 were executive officers and managerial personnel. 33 of the Company's operating personnel are subject to a collective bargaining agreement with the Brotherhood of Locomotive Engineers (BLE) which sets their general level of compensation and working conditions through December 31, 1996. In 1995, the Company reached a collective bargaining agreement with the Brotherhood of Maintenance of Way Employes ("BMWE") covering 49 employees of the Company's Track Department which sets the general level of compensation and working conditions through December 31, 2000. The Company considers its employee relations to be good.

     At January 31, 1996, TP&W employed 117 people of whom 81 were operating personnel, 21 were supervisors and officers, and 15 were sales and office
personnel.   44 of TP&W operating personnel are subject to collective
bargaining agreement with the United Transportation Union which sets their general level of compensation and working conditions through December 31, 1999. 19 of TP&W operating personnel are subject to a collective bargaining agreement with the BMWE, which is currently in the process proscribed by the Railway Labor Act for renegotiation.

Item 2.  PROPERTIES
-------------------

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

     The Company owns 140 route miles of track and right-of-way and owns jointly with the County of Sussex, New Jersey an additional 8.8 miles of line. The Company leases 186.2 miles of line. Included in this total are
164.35 miles of line leased from several Industrial Development Agencies at nominal cost, which leases expire in April, 1997, at which time ownership of the lines revert to the Company for nominal consideration. As these Industrial Development Agency lease agreements result in real estate tax savings, the Company intends to request that they be extended past their current expiration date. Additionally, the Company has agreements enabling it to use track owned by other railroads including trackage rights from Warwick, New York to Binghamton, New York of 175 miles. Although unlikely, such trackage rights may be terminated if their use is abandoned by its owners upon compliance with certain statutory procedures which may require approval of the Surface Transportation Board.

     The properties of the Company are subject to various easements, occupations, licenses, leases and rights-of-way. The trackage and other operating rights pursuant to which the Company is authorized to carry freight over track belonging to others are subject to contractual agreements which may be subject to termination or restriction, either of which may have a significant adverse effect on the railroad operations of the Company.

     Substantially all the Company's properties are subject to lien, or mortgage, in connection with obligations of the Company to Manufacturers and Traders Trust Company, New Jersey Economic Development Authority, and Federal Railroad Administration.

     A description of the Company's railroad properties, by subsidiary, is as follows:

     a) NYS&W.  The NYS&W is the main operating subsidiary of the Company, and consists of two divisions.  The Southern Division consists of 82.6 miles of Company-owned track which, together with 8.8 miles of track owned jointly with the County of Sussex, NJ, run from Jersey City, NJ to Warwick, NY. NYS&W has trackage and other operating rights to run over track owned by Conrail from Warwick, NY to Binghamton, NY and, alternatively, from
Passaic Junction, NJ to Binghamton, NY. The Northern Division consists of track from Binghamton, NY to Chenango Forks, NY, and then to Jamesville, NY (the Syracuse Branch) and Utica, NY (the Utica Branch), a total of 164.35 miles. The Northern Division properties were acquired pursuant to a lease purchase agreement with the industrial development agencies of the counties of location. NYS&W also has trackage rights to run over approximately 11 miles of trackage from Jamesville, NY to interchange with Conrail at Syracuse,
NY on tracks leased by SBNY.   The Southern Division and the Syracuse

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

     b) CNY. The CNY consists of 21.7 miles of Company-owned track from its connection with NYS&W in Richfield Junction, NY to Richfield Springs, NY. Rail operations on all but 2.3 miles of this track were abandoned in 1995, and the Company intends to begin to dispose of this property in 1996. The remaining 2.3 miles are operated by NYS&W.

     c) SBNY. SBNY operates passenger excursion and shuttle trains on 11 miles of track located in Syracuse, NY and owned by Onondaga County Industrial Development Agency.

     d) CACV. CACV consists of 15.9 miles of Company-owned track from an interchange with D&H at Cooperstown Junction, NY to Cooperstown, NY. The Company abandoned all rail operations on CACV in 1995, and intends to dispose of substantially all of CACV's assets in 1996.

     e) RVC, RVRR.  The RVC and RVRR are related companies which owned
11.6 miles of track running from Cranford Junction, NJ to Summit, NJ. The Company sold these assets to the New Jersey Department of Transportation in 1995 and intends to dissolve RVC and RVRR in 1996.

     The Company owns 14 locomotives of various manufacture, age and size, three of which were acquired new in 1995, and leases an additional 9 locomotives. The Company believes it has an adequate supply of locomotives for its current needs. The Company owns fewer than 50 railcars of various types and manufacture, and depends on connecting rail lines and customers to provide cars for outbound loadings.

     TP&W owns approximately 195 miles of railroad and has operating rights over approximately 90 miles of track owned by other railroads as part of its integrated railroad system between Fort Madison, Iowa and Logansport, Illinois. TP&W owns 22 locomotives of various age, manufacture and size, and believes it has an adequate supply of locomotives for its current needs. Substantially all the assets of TP&W are subject to lien or mortgage in connection with obligations of TP&W to Creditanstalt Corporate Finance, Inc.



Item 3.  LEGAL PROCEEDINGS
--------------------------

     There are no material pending legal proceedings other than ordinary routine litigation, incidental to the Company's business, to which the Company or any of its subsidiaries is a party or of which any of its or their property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

Executive Officers and Key Employees of the Registrant
------------------------------------------------------

     Each of the following officers of the Company has been elected by the Board of Directors and serves at the discretion of the Board.

                                 Position with                       Officer
Name                        Age  the Registrant                        Since
--------------------------  ---  ----------------------------   ------------
Walter G. Rich               50  President, Chief Executive             1968
                                 Officer & Director

C. David Soule               45  Executive Vice President               1981
                                 & Director

William B. Blatter           61  Senior Vice President &                1988
                                 Chief Financial Officer

Nathan R. Fenno              37  Vice President-Law, General            1988
                                 Counsel & Secretary

Robert E. Pierce             49  Vice President/Controller              1982

Frank Quattrocchi            46  Vice President & Treasurer             1993


    Mr. Rich has been a member of the Board of Directors of the Company since 1968, and has been President and Chief Executive Officer since 1971. Mr. Rich is also a director of Norwich Aero Products, Inc., New York State Business Development Corporation, and Security Mutual Life Insurance Company of New York. Mr. Rich was appointed in 1993 to the New York State Public Transportation Safety Board.

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

     Mr. Richard J. Hensel became Vice President-Engineering of NYS&W in April, 1987.

     Mr. Paul Garber joined the NYS&W in 1989, and was appointed Vice President-Marketing & Sales in October, 1990.

     Mr. Phillip England joined the NYS&W as Vice President-Mechanical in August, 1994. He was previously employed by Consolidated Rail Corporation for over five years in various positions in its Mechanical Department.

     Mr. Gordon Fuller joined NYS&W as an Executive Vice President in January, 1996 and will be active in the areas of railroad sales and marketing, governmental relations, industrial development and similar executive level functions. He previously was President of Toledo, Peoria & Western Railway Corporation for over five years.



                               PART II
                               -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
-------------------------------------------------------------

Market Information
------------------

          The Company's common stock trades in the over-the-counter market and is quoted on the Nasdaq National Market ("Nasdaq"). The symbol for the common stock is "DOCP". The following table sets forth the quarterly high and low sale prices of the Company's common stock as reported by NASDAQ for the two years ending December 31, 1995.

          1995                High      Low
          ------------------- --------- ---------
          First Quarter       $11       $9 3/4
          Second Quarter      $10 1/4   $9 1/4
          Third Quarter       $10 1/2   $9 1/2
          Fourth Quarter      $10       $9

          1994                High      Low
          ------------------- --------- ---------
          First Quarter       $ 10 3/4  $  9 1/2
          Second Quarter      $ 10 3/4  $  9 1/2
          Third Quarter       $ 10 3/4  $  9 1/2
          Fourth Quarter      $ 11      $ 10 1/4


Holders of Record
-----------------
     As of December 31, 1995, the approximate number of record holders of the Company's common stock was 1,519.


Dividends
---------
     During 1995, the Company paid a 5% stock dividend payable to stockholders of record February 17, 1995. The dividend was paid on March 20, 1995, resulting in the issuance of an additional 72,518 shares. Subsequent to year-end, the Company declared a 5% stock dividend payable to stockholders of record February 17, 1996. The dividend was paid on March 20, 1996 and 82,297 shares were issued accordingly.

     The Company's loan with Manufacturers and Traders Trust Company provides that the Company may not declare any cash dividends in any fiscal year in excess of 40% of Consolidated Net Income in such fiscal year, and that cumulative dividends paid during the term of the loan may not exceed 10% of cumulative retained earnings. In addition, the Financing Agreement between the Company and its subsidiary NYS&W, and the Federal government through the FRA 505 Redeemable Preference Share Program provides that yearly dividends may not exceed 50% of the total additions to retained earnings of the Company for the previous year, nor 50% of the total additions to retained earnings for 1985 and each year thereafter.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------
(Thousands except per share amounts)
                                          Year Ended December 31,
                              ------------------------------------------------
RESULTS OF OPERATIONS:            1995      1994      1993      1992      1991
----------------------------- --------  --------  --------  --------  --------
Operating Revenues            $ 34,524  $ 27,463  $ 22,610  $ 22,922  $ 26,886
Directed Service Revenues (1)        -         -         -       149       743
Loss from Operations            (1,562)   (2,459)   (2,979)   (2,093)   (1,372)
Other Income (Expense), Net      4,055      (889)    1,098       166     3,959
                              --------  --------  --------  --------  --------
Income (Loss) Before Income
  Taxes & Extraordinary Item     2,493    (3,348)   (1,881)   (1,927)    2,587
Provision for Income Tax
  (Expense) Benefit               (878)    1,128       603       605      (551)
Extraordinary Item
  (Net of Tax) (2)                   -      (228)        -       765         -
                              --------  --------  --------  --------  --------
Net Income (Loss)             $  1,615  $ (2,448) $ (1,278) $   (557) $  2,036
                              ========  ========  ========  ========  ========
Primary Earnings
  (Loss) per Share:
-----------------------------
  Income (Loss) before
    Extraordinary Item        $   1.00  $  (1.37) $  (0.79)  $ (0.82) $   1.26
  Extraordinary Item                 -     (0.14)        -      0.47         -
                              --------  --------  --------  --------  --------
  Net Income (Loss) per Share $   1.00  $  (1.51) $  (0.79)  $ (0.35) $   1.26
                              ========  ========  ========  ========  ========
Fully Diluted Earnings
  (Loss) per Share:
-----------------------------
  Income (Loss) before
    Extraordinary Item        $   0.91  $  (1.37) $  (0.79) $  (0.82) $   1.26
  Extraordinary Item                 -     (0.14)        -      0.47         -
                              --------  --------  --------  --------  --------
  Net Income (Loss) per Share $   0.91  $  (1.51) $  (0.79) $  (0.35) $   1.26
                              ========  ========  ========  ========  ========

Cash Dividends Per Share (3)         -         -         -  $   0.08  $   0.06

FINANCIAL POSITION:
-----------------------------
  Total Assets                $ 74,778  $ 68,877  $ 65,619  $ 63,530  $ 60,536
  Long-Term Debt                12,802    10,066    11,167    13,092    13,825
  Property, Plant & Equipment   92,401    84,185    79,680    73,101    64,266
  Stockholders' Equity (3)    $ 32,446  $ 29,511  $ 29,493  $ 28,844  $ 28,031


[FN]
(1) Revenue from the Company's temporary operations over lines of the Delaware & Hudson Railway.
(2) See Management's Discussion and Analysis for discussion of the 1994 extraordinary item. The 1992 extraordinary item relates to a debt forgiveness transaction in connection with the termination of a land lease.
(3) All data in the accompanying financial statements and related notes have been restated to give effect to a 5% stock dividend declared on January 26, 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------
RESULTS OF OPERATIONS (In thousands)
---------------------
Recent Acquisition
------------------
Subsequent to the balance sheet date, the Company completed the purchase of a 40% interest in The Toledo, Peoria and Western Railroad Corporation ("TP&W") for consideration totalling $2.25 million, including 25,000 shares of the Company's common stock. The non-stock portion of the consideration for the acquisition was funded through a $1 million loan and the private placement of 100,000 shares of the Company's common stock. Additionally, the Company issued warrants to purchase 60,000 common shares to another party involved in the transaction. The Company will perform administrative services which will have a positive impact on general and administrative expenses for 1996 and beyond. At December 31, 1995, the Company had incurred $592 of advances related to the purchase which were recorded in other current assets. The $592 was reimbursed at closing on January 31, 1996. The investment will be accounted for under the provisions of APB 18, The Equity Method of Accounting for Investments in Common Stock.

The TP&W owns a 284 mile Class III regional railroad which provides rail service on a generally East-West route across one of the top grain producing regions in the world from Fort Madison, Iowa through Central Illinois (approximately 70 miles south of Chicago) to Logansport, Indiana. The TP&W hauls agricultural products, chemicals, coal, fertilizer, food products, steel and manufactured goods and consumer products for such customers as ADM, Cilco, Witco, Lonza and Caterpillar and to two company-operated intermodal facilities. The TP&W's geographic location and connections with over 20 rail carriers, including seven Class I railroads, present opportunities for growth, and the acquisition provides the Company with an opportunity to diversify its rail holdings and to provide improved service to its intermodal customers.


The following Management's Discussion and Analysis of Financial
Condition and Results of Operations relates to the continuing operations of the Company.

1995 COMPARED TO 1994
---------------------
Operating Revenues
------------------
1995 railway operating revenues, which include intermodal, carload and all other rail operating revenues, were $32,484 compared with railway operating revenues of $24,981 for 1994.

Two major customers account for approximately 72% and 64% of the Company's 1995 and 1994 operating revenues, respectively. During 1995 and 1994, the Company earned approximately $17.2 million and

$9.8 million , respectively from CSX Intermodal, Inc. During the same periods, the Company earned approximately $7.5 million and $7.7 million, respectively from Hanjin Shipping Lines. The loss of either customer or a material reduction in their operations would have a material adverse effect on the Company's results of operations.

The Company relies on, and its ability to compete is dependent upon, its rail connections with CP and with Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company.

Intermodal revenues for 1995 increased $7,230 compared to 1994. Intermodal revenues from CSX Intermodal, Inc. ("CSXI") increased $7,438 due to two new intermodal services that began in the second and third quarters of 1994. Both services transport containerized traffic to CSXI's Little Ferry Terminal in New Jersey. Intermodal revenues derived from shipments on behalf of Hanjin Shipping Lines to the Resources facility declined $208, due mainly to market re-distribution factors and a general softness in international business in the fourth quarter.

1995 carload revenues improved by $162 compared to 1994, due principally to volume improvements in newsprint and printing paper, contaminated soil, liquid food-grade commodities and automobiles.

Other railway operating revenues in the aggregate for 1995 improved $112 compared to 1994, due mostly to improved auto terminal and passenger revenues of $210, offset by declines in demurrage and other incidental revenues of $98.

Real property revenues for 1995 were $165 greater than 1994, due mostly to unearned rent revenues recognized as earned when certain property was sold by a Company subsidiary in the second quarter.

Other operating revenues in 1995 declined $607 compared to 1994, due mostly to declines in construction activity.

Operating Expenses
------------------
Maintenance of way and structures expenses in the aggregate for 1995 were $663 greater than 1994 due to a $126 bonus paid to employees in the second quarter, and an increase of $780 in trackage rights expenses due to increased intermodal traffic. Partially offsetting the increased expenses was a $243 decrease in expenses relating to litigation settlements, snow removal, environmental clean-up, insurance, professional services and utilities.

Maintenance of equipment expenses in the aggregate were $520 higher during 1995 as compared to 1994 due to increased locomotive maintenance expenses necessary to meet power requirements of the Company's increased intermodal business. The principal components of the increase were: $170 for compensation and benefits; $312 for materials and supplies; and $28 for independent contractors. Railcar and other equipment expenses in the aggregate for 1995 declined insignificantly.

Transportation expenses in the aggregate for 1995 exceeded 1994 by $3,733, due principally to the increase in the Company's intermodal business. The most significant increases were: $603 for compensation and benefits; $590 for fuel; $2,237 for haulage and terminal expenses; $123 for security; and $50 for operations administration. Derailment and other transportation expenses for 1995 declined approximately $270 compared to 1994. Increased activity during 1995 for the Company's passenger shuttle and scenic excursion business resulted in approximately $400 of additional expenses compared to 1994.

Car hire expenses for 1995 were $261 greater than 1994, due mostly to the increase in intermodal traffic.

Depreciation and amortization expense for 1995 exceeded 1994 by $301, due principally to additional property, plant and equipment.
General, administrative and other expenses for 1995 were $673 greater than 1994, due principally to the following: $624 for compensation and benefits of which $337 represents a company wide bonus paid during the second quarter; $161 for professional fees; $36 for telephones and other communications expense; offset by declines of approximately $148 in other overhead expenses.

As a result of the foregoing, operating expenses increased $6,164 in 1995 compared to 1994. For the twelve month period ended December 31, 1995, the operating loss declined by $897 compared to the 1994 period. The operating ratio for 1995 was 104.5% compared to 108.9% for 1994.

Other Income (Expense)
----------------------
Interest expense net, comprised of interest expense (net of capitalized interest) and interest income, for 1995 increased $50 compared to 1994. Total interest expense for 1995 increased insignificantly compared to 1994.

Gain on sale of property, equipment and other for 1995 increased
$4,994 compared to 1994, due principally to the sale of an 8.8 mile railroad line located in Union County, New Jersey to the State of New Jersey for $6.2 million resulting in gain of $5.2 million.

Taxes
-----
The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company's provision for income taxes on income (loss) before extraordinary item resulted in a $878 tax expense in 1995 compared to a tax benefit of $1,128 for 1994. See
Note 7 to financial statements for further information concerning income taxes.

1994 COMPARED TO 1993
---------------------
Operating Revenues
------------------
Railway operating revenues, which include intermodal, carload and all other rail operating revenues, were $4,117 greater in 1994 than 1993.

Two major customers account for approximately 64% and 60% of the Company's 1994 and 1993 operating revenues, respectively. During 1994 and 1993, the Company earned approximately $9.8 million and $6.3 million, respectively from CSX Intermodal, Inc. During the same periods, the Company earned approximately $7.7 million and $7.2 million, respectively from Hanjin Shipping Lines. The loss of either customer or a material reduction in their operations would have a material adverse effect on the Company's results of operations.

Intermodal revenues in the aggregate for 1994 increased $4,011 compared to 1993. Intermodal revenues from CSX Intermodal, Inc. ("CSXI") increased $3,475 due to two new intermodal services that began in June and August, respectively in 1994. Both services transport containerized traffic to CSXI's Little Ferry Terminal in New Jersey. Revenue from intermodal shipments on behalf on Hanjin shipping lines to the Resources facility in New Jersey improved $536 compared to 1993.

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

Real property revenues for 1994 improved $120 compared to 1993.

Other operating revenues in 1994 were $616 greater than 1993.

Operating Expenses
------------------
Maintenance of way and structures expenses for 1994 were $459 greater than 1993, due mainly to $360 of increased trackage rights costs attributable to additional business over Conrail track and approximately $99 of increased expenses for compensation and benefits, utilities and independent contractors.

Maintenance of equipment expenses for 1994 were $233 higher than 1993, due mainly to greater expenses for labor costs, increased maintenance of locomotives and railcars resulting from increased traffic and increased maintenance of track equipment due to higher levels of construction activity.

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

Car hire expenses for 1994 increased by $195 compared to 1993.

Depreciation and amortization expenses for 1994 increased $175 compared with 1993.

As a result of the foregoing, operating expenses increased $4,333 in 1994 compared to 1993. For the twelve month period ended December 31, 1994, the operating loss declined $520 from the 1993 period. The operating ratio for 1994 improved to 108.9% compared to 113.2% in 1993.

Other Income (Expense)
----------------------
Interest expense net, comprised of interest expense (net of capitalized interest) and interest income, for 1994 increased $128 compared to 1993. Total interest expense for 1994 was $1,444 compared to $1,246 for 1993, due principally to higher interest rates, additional interest from the issuance of $3,580 of 6.5% convertible subordinated notes in September, 1993 and increased borrowings from the construction line of credit.

The Company's gain on sale of property, equipment and other declined $1,859 in 1994 compared to 1993, due principally to gain of $1,911 recognized in the 1993 period from the sale of a permanent easement to Public Service Electric and Gas Company.

Taxes
-----
The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company's provision for income taxes on income (loss) before extraordinary item resulted in a $1,128 tax benefit in 1994 compared to a benefit of $603 for 1993. See Note 7 to the financial statements for further information concerning income taxes.

Extraordinary Item
------------------
During 1994, the Company completed the refinancing of its major bank debt with Manufacturers and Traders Trust Company. In conjunction with this refinancing, the Company wrote-off $334, representing the unamortized balance of deferred financing costs incurred in 1990 in conjunction with its prior loans. The write-off was recorded as an extraordinary item in the statement of earnings, net of applicable income taxes of $106.


LIQUIDITY AND CAPITAL RESOURCES (In thousands, except share amounts)
-------------------------------
At December 31, 1995, the Company had a working capital deficit of $5,284 compared to a deficit of $7,149 at December 31, 1994. The improved working capital was due principally to a real estate sale for $6,203 that occurred in the second quarter of 1995.

Liquidity refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power to meet its short-term and long-term cash requirements. At December 31, 1995, the Company had cash and cash equivalents of $1,213 compared to $1,308 at December 31, 1994.

Total long-term liabilities at December 31, 1995 were $26,780, an increase of $4,433 compared to December 31, 1994. Long-term debt exclusive of current maturities, as a percentage of equity at December 31, 1995, was 39.5% compared to 34.1% at December 31, 1994, and total capitalization (long-term debt, 6.5% convertible subordinated notes and equity) was $48,828 at December 31, 1995, compared to $43,157 at December 31, 1994.

Subsequent to year-end, the Company entered into an equipment line of credit with Key Bank of New York, whereby it may borrow up to $500. The interest rate is the lender's base rate plus three quarters percent (3/4%.) The line expires on April 30, 1997.

Property, plant and equipment additions for 1995 were $9,879 of which $2,021 was funded by grants from the New York and New Jersey
Departments of Transportation. The $7,858 balance was provided by additional debt and sales of real property.

During the fourth quarter of 1995, the Company entered into a contract to sell certain parcels of railroad property of a non-operating Company subsidiary for $500, which is anticipated to close during 1996. The carrying amount is estimated at $110. A portion of the purchase price is subject to the buyers obtaining government funding. The proceeds will be used for working capital purposes.

The Company's capital spending program for 1996, including commit-ments, is projected at approximately $14 million, of which $9 million will be for railway projects and $5 million for acquisition of land for terminals and improvements to locomotives and other rolling stock. (Refer to Note 11 - Commitments to the consolidated financial statements.) The expenditures are expected to be funded from grants from participating state governments which are expected to continue beyond 1996, cash from operations, debt financing and proceeds from sales of non-operating property.

During 1995, the Company paid a 5% stock dividend payable to stockholders of record February 17, 1995. The dividend was paid on March 20, 1995, resulting in the issuance of an additional 72,518 shares. Subsequent to year end, the Company declared a 5% stock dividend payable to stockholders of record February 17, 1996. The dividend will be paid on March 20, 1996 and 82,297 shares will be issued accordingly.


SEASONALITY AND EFFECTS OF INFLATION
------------------------------------
The Company's container revenues are affected by seasonal demands for consumer goods, generally resulting in higher intermodal revenues in the third quarter. The effects of inflation have not had a material effect on the Company's operating expenses in the aggregate.

The Company enters into a diesel fuel supply agreement to hedge its exposure to price fluctuations on approximately 27% of its anticipated fuel requirements during a seven month period, generally late fall - early spring, for its freight transportation business. The nature of the hedging transaction does not result in any significant risk to the Company.

Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property and equipment. The Company is a capital-intensive company and has approximately $92.4 million invested in such assets. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.


ENVIRONMENTAL MATTERS
---------------------
During 1993, The New York, Susquehanna and Western Railway Corporation, a Company railroad operating subsidiary, received notice from the Environmental Protection Agency (EPA) that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and may be required to share in the cost to clean up a certain site identified by the EPA. The information presently available to the Company indicates that the estimated liability is less than ten thousand dollars and therefore, will not have a material affect on the consolidated financial condition or results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data begin on the next page.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Delaware Otsego Corporation

We have audited the accompanying consolidated balance sheets of Delaware Otsego Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delaware Otsego Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                   Ernst & Young LLP




Syracuse, New York
February 26, 1996

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                    (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------
                                              Year ended December 31,
                                          --------------------------------
                                                1995       1994       1993
                                          ---------- ---------- ----------
OPERATING REVENUES
  Railway operating revenues                $ 32,484   $ 24,981   $ 20,864
  Real property revenues                       1,448      1,283      1,163
  Other operating revenue                        592      1,199        583
                                          ---------- ---------- ----------
    TOTAL OPERATING REVENUES                  34,524     27,463     22,610
                                          ---------- ---------- ----------

OPERATING EXPENSES
  Maintenance of way and structures            4,267      3,604      3,145
  Maintenance of equipment                     2,969      2,449      2,216
  Transportation                              18,021     14,288     10,881
  Car hire expense                             1,455      1,194        999
  Depreciation and amortization                4,186      3,885      3,710
  Taxes other than income taxes                  256        243        365
  General, administrative and other            4,932      4,259      4,273
                                          ---------- ---------- ----------
    TOTAL OPERATING EXPENSES                  36,086     29,922     25,589
                                          ---------- ---------- ----------
  LOSS FROM OPERATIONS                        (1,562)    (2,459)    (2,979)

OTHER INCOME (EXPENSE)
  Interest expense, net                       (1,276)    (1,226)    (1,098)
  Gain on sale of property,
    equipment and other                        5,331        337      2,196
                                          ---------- ---------- ----------
    OTHER INCOME (EXPENSE), NET                4,055       (889)     1,098
Income (Loss) before income taxes and
  extraordinary item                           2,493     (3,348)    (1,881)
Provision for income tax (expense) benefit      (878)     1,128        603
                                          ---------- ---------- ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        1,615     (2,220)    (1,278)
Extraordinary item net of tax                      -       (228)         -
                                          ---------- ---------- ----------
NET INCOME (LOSS)                           $  1,615   $ (2,448)  $ (1,278)
                                          ========== ========== ==========

Primary Earnings (Loss) per Share:
  Income (Loss) before Extraordinary Item   $   1.00   $  (1.37)  $  (0.79)
  Extraordinary Item                               -      (0.14)         -
                                          ---------- ---------- ----------
  Net Income (Loss) per Share               $   1.00   $  (1.51)  $  (0.79)
                                          ========== ========== ==========

Fully Diluted Earnings (Loss) per Share:
  Income (Loss) before Extraordinary Item   $   0.91   $  (1.37)  $  (0.79)
  Extraordinary Item                               -      (0.14)         -
                                          ---------- ---------- ----------
  Net Income (Loss) per Share               $   0.91   $  (1.51)  $  (0.79)
                                          ========== ========== ==========

[FN]
See notes to consolidated financial statements

                         CONSOLIDATED BALANCE SHEETS
                 DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                      (THOUSANDS, EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------
                                   ASSETS
                                   ------
                                                       December 31,
                                                  ---------------------
                                                        1995       1994
                                                  ---------- ----------
CURRENT ASSETS
  Cash and cash equivalents                          $ 1,213    $ 1,308
  Accounts receivable                                  5,406      6,085
  Reimbursable construction costs                      1,212      1,106
  Materials and supplies                                 742        587
  Deferred income taxes                                  332        317
  Prepaid expenses                                       698        179
  Other current assets - Note 12                         665        288
                                                  ---------- ----------
    TOTAL CURRENT ASSETS                              10,268      9,870

PROPERTY, PLANT AND EQUIPMENT
  Land                                                 1,658      2,373
  Buildings, machinery, equipment
    and leasehold improvements                        90,743     81,812
                                                  ---------- ----------
                                                      92,401     84,185

  Less accumulated depreciation and amortization     (29,414)   (25,961)
                                                  ---------- ----------
    TOTAL PROPERTY, PLANT AND EQUIPMENT               62,987     58,224

OTHER ASSETS
  Other assets                                         1,134        376
  Intangible assets, net                                 389        407
                                                  ---------- ----------
    TOTAL OTHER ASSETS                                 1,523        783

                                                  ---------- ----------
TOTAL ASSETS                                        $ 74,778   $ 68,877
                                                  ========== ==========

[FN]
See notes to consolidated financial statements

                         CONSOLIDATED BALANCE SHEETS
                 DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                      (THOUSANDS, EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                       December 31,
                                                  ---------------------
                                                        1995       1994
                                                  ---------- ----------
CURRENT LIABILITIES
  Notes payable to bank                             $  2,100   $  3,400
  Accounts payable                                    10,400     10,018
  Accrued and other current liabilities                1,977      2,481
  Current maturities of long-term debt - Note 4        1,075      1,120
                                                  ---------- ----------
    TOTAL CURRENT LIABILITIES                         15,552     17,019

LONG-TERM LIABILITIES
  Long-term debt - Note 4                             12,802     10,066
  Deferred income tax                                 10,398      8,582
  Deferred revenue and other liabilities                   -        119

SUBORDINATED NOTES
  6.5% Convertible subordinated notes                  3,580      3,580
                                                  ---------- ----------
  TOTAL LONG-TERM LIABILITIES                         26,780     22,347

                                                  ---------- ----------
    TOTAL LIABILITIES                                 42,332     39,366

STOCKHOLDERS' EQUITY
  Common stock, par value, $.125 per share -
    authorized 10,000,000 shares; issued and
    outstanding - 1,612,927 in 1995 and
    1,536,880 in 1994                                    202        192
  Additional paid-in capital                           4,029      3,278
  Contributed capital                                 18,021     16,687
  Retained earnings                                   10,194      9,354
                                                  ---------- ----------
  TOTAL STOCKHOLDERS' EQUITY                          32,446     29,511


COMMITMENTS - Notes 8 and 11
                                                  ---------- ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 74,778   $ 68,877
                                                  ========== ==========

[FN]
See notes to consolidated financial statements

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (THOUSANDS)
----------------------------------------------------------------------------
                                           Additional
                                            Paid - in  Contributed  Retained
                             Common Stock     Capital      Capital  Earnings
                          --------------- ----------- ------------ ---------
BALANCE AT DECEMBER 31, 1992        $ 174     $ 1,856    $ 12,288   $ 14,526

Net Loss                                                              (1,278)
5% Stock Dividend
  declared January 10, 1994             9         682                   (696)
Rehabilitation Subsidies                                    1,926
Exercise of Employee Stock Options                  6
                          --------------- ----------- ----------- ----------
BALANCE AT DECEMBER 31, 1993          183       2,544      14,214     12,552

Net Loss                                                              (2,448)
5% Stock Dividend
  declared January 12, 1995             9         734                   (750)
Rehabilitation Subsidies                                    2,473
                          --------------- ----------- ----------- ----------
BALANCE AT DECEMBER 31, 1994          192       3,278      16,687      9,354

Net Income                                                             1,615
5% Stock Dividend
  declared January 29, 1996            10         751                   (775)
Rehabilitation Subsidies                                    1,334
                          --------------- ----------- ----------- ----------
BALANCE AT DECEMBER 31, 1995        $ 202     $ 4,029    $ 18,021   $ 10,194
                          =============== =========== =========== ==========

[FN]
See notes to consolidated financial statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                                 (THOUSANDS)
----------------------------------------------------------------------------
                                                    Year ended December 31,
                                                  --------------------------
                                                      1995     1994     1993
                                                  -------- -------- --------
OPERATING ACTIVITIES
  Net income (loss)                                $ 1,615  $(2,448) $(1,278)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating
    activities:
      Depreciation and amortization                  4,186    3,885    3,710
      Provision for losses on accounts receivable      110       31       10
      Provision for deferred income taxes              829   (1,346)    (359)
      Gain on sale of fixed assets                  (5,336)    (328)  (2,288)
      Amortization of deferred income                 (158)      (8)     (35)
      Proceeds of deferred rent                          -        -        4
      Write-off of loan origination fees                 -      334        -
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       569   (1,914)     625
      (Increase) decrease in materials, supplies,
        prepaids and other current assets           (1,173)     954   (1,199)
      Increase in accounts payable and
         accrued expenses                              135    1,932      394
      (Increase) decrease in other assets             (338)     (71)      94
                                                  -------- -------- --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       439    1,021     (322)
                                                  -------- -------- --------

INVESTING ACTIVITIES
      Additions to property, plant and equipment    (9,879)  (7,182)  (6,573)
      Acquisition of intangible assets                   -     (282)    (126)
      Proceeds and deposits from sale of assets
        and easement                                 6,346    1,357    2,124
      Contributed capital                            2,021    4,491    3,567
                                                  -------- -------- --------
NET CASH USED IN INVESTING ACTIVITIES               (1,512)  (1,616)  (1,008)
                                                  -------- -------- --------

FINANCING ACTIVITIES
      Release of escrowed cash for
        property improvements                            -        -      194
      (Decrease) increase in notes payable          (1,300)   2,185   (1,095)
      Proceeds from long-term borrowings             4,680    5,565      222
      Principal payments on long-term debt          (1,990)  (7,057)  (2,486)
      (Payments on) proceeds from other borrowings    (406)     406        -
      Dividends paid                                    (6)      (6)      (5)
      Proceeds from convertible subordinated notes       -        -    3,580
      Proceeds of employee stock options                 -        -        6
                                                  -------- -------- --------
NET CASH PROVIDED BY FINANCING ACTIVITIES              978    1,093      416
                                                  -------- -------- --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (95)     498     (914)
Cash and cash equivalents at beginning of year       1,308      810    1,724
                                                  -------- -------- --------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 1,213  $ 1,308  $   810
                                                  ======== ======== ========

[FN]
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
December 31, 1995, 1994 and 1993
--------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Business: The Company operates a 500 mile regional railroad system extending into the states of New York, Pennsylvania and New Jersey. The principal freight carried by the Company consists of manufactured goods, industrial raw materials, paper products and agricultural commodities. The principal markets for this freight are the New York City metropolitan area, Northern New Jersey and Central New York. The Company relies on, and its ability to compete is dependent upon, its rail connections with the CP Rail System and Consolidated Rail Corporation. Changes in the operations of either of these carriers could have a material adverse impact on the Company.

Two major customers account for approximately 72%, 64% and 60% of the Company's operating revenues for 1995, 1994 and 1993, respectively. During 1995, 1994 and 1993, the Company earned approximately $17.2 million, $9.8 million and $6.3 million from CSX Intermodal, Inc. During the same periods, the Company earned $7.5 million, $7.7 million and $7.2 million from Hanjin Shipping Lines. The loss of either customer or a material reduction in their operations would have a material adverse effect on the Company's results of operations.

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

At December 31, 1995 and 1994, the Company's trade receivables include approximately $4.1 million and $3.4 million, respectively of total receivables, representing balances due from two major customers. The December 31, 1995 and 1994 receivables from the two customers constitute 75.8% and 55.3%, respectively of total receivables. The Company does not require collateral. The credit risk associated with this concentration is not deemed significant.

Allowances for doubtful accounts of $171 thousand and $190 thousand have been applied as a reduction of accounts receivable at December

---------------------------------------------------
31, 1995 and 1994, respectively.

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

Costs of reimbursable rehabilitation projects not yet complete are recorded in reimbursable construction costs. Charges incurred during the project phase are billed to the respective state or federal government agency. The proceeds from these subsidies are recorded in the consolidated statement of stockholders' equity as contributed capital at the time of receipt, net of applicable income taxes.

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

Impact of Recently Issued Accounting Standards: In March, 1995 the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the fourth quarter of 1995 without any material effect.

Intangible Assets: Intangibles are amortized by the straight-line method over a period of 5 to 40 years. Accumulated amortization was $1.1 million and $1.4 million at December 31, 1995 and 1994, respectively.

Estimated Self-Insurance Liability: The Company is self-insured to various limits for public liability and property loss. The liability for self-insurance is generally accrued based on occurrence, with liability for possible escalation on unsettled claims being estimated based on individual situations. The Company does not accrue an estimated liability for unasserted claims unless

---------------------------------------------------
(i) it is aware of the possibility of such claim; (ii) it is considered probable such claim will be asserted at a future date; and
(iii) it has a basis to estimate its potential exposure and there is a reasonable possibility of an unfavorable outcome. In the opinion of management, after review with attorneys for the Company, such claims are of a nature that they will not have a material adverse effect on the financial position of the Company.

Income Taxes: The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. (See Note 7.)

Per Share Amounts: Primary net income per share is computed by dividing net income by the weighted average number of shares outstanding of 1,612,817 in 1995, 1994 and 1993, respectively, including the effects of a 5% stock dividend declared January 26, 1996. Fully diluted net income per share is computed by dividing net income plus after tax interest incurred on the convertible debentures by the weighted average number of common shares outstanding after giving effect to dilutive stock options and shares assumed to be issued on conversion of the convertible debentures of approximately 1,951,000 shares in 1995. Reported fully diluted and primary net income per share are the same for 1994 and 1993 as dilution from the assumed conversion of the convertible debentures issued in 1993 is antidilutive.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation: The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees and intends to continue with this accounting treatment.

Prior-Year Data: Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
A summary of property, plant and equipment balances by major classes at December 31, 1995 and 1994, is as follows: (in thousands)

                                                1995      1994
                                           --------- ---------
     Land                                    $ 1,658   $ 2,373
     Buildings and bridges                     6,527     6,337
     Machinery, equipment and roadway         83,604    74,989
   Leasehold improvements                        612       486
                                           --------- ---------
                                              92,401    84,185
   Less allowance for depreciation
          and amortization                   (29,414)  (25,961)
                                           --------- ---------

        PROPERTY, PLANT AND EQUIPMENT, NET   $62,987   $58,224
                                           ========= =========


NOTE 3 - NOTES PAYABLE TO BANK
------------------------------
Notes payable at December 31, 1995 and 1994 consist of a secured advance under a $5 million line of credit with Manufacturers and Traders Trust Company. Interest on these borrowings is at Prime plus 1%. (Prime at December 31, 1995 was 8.5%.) Available borrowings are based on and secured by eligible accounts receivable. At December 31, 1995 and 1994, eligible accounts receivable were $3.6 million and $3.8 million, respectively. At December 31, 1995 and 1994, borrowings on the line were $2.1 million and $3.4 million, respectively. The weighted average interest rate on the borrowings is 9.7% and 7.9% for 1995 and 1994, respectively.



NOTE 4 - LONG-TERM DEBT
-----------------------
Long-term debt obligations at December 31 are summarized as follows:
(in thousands)
                                                          1995       1994
                                                    ---------- ----------
Term loan payable to Manufacturers and
Traders Trust Company with $50 thousand of
principal due in the last quarter of 1996
and thirty quarterly principal installments
of approximately $91.7 thousand plus
interest due thereafter through 2004, with a
balloon payment of $1.33 million due in the
same year.  During 1995, two quarterly
payments of $91.7 and a $1 million
prepayment of principal was made.  Interest
on portions of the term loan are based on
the prime rate plus 1.5% or LIBOR, and the
greater of a 3.5% fixed rate above the yield
on United States Treasury Obligations, or
8%.  (Prime at 8.5% on December 31, 1995.)             $ 4,133    $ 5,317

-----------------------
Loan payable to the New Jersey Economic
Development Authority due in monthly
installments of $18 - $20 thousand plus
interest, through 1999, with interest at a
rate between 2% and 9% (6% at December 31,
1995) secured by a mortgage on real
property.                                                  927      1,125

Loan payable to the federal government
through the Federal Railroad Administration
(FRA) due in quarterly installments of $88
thousand, including interest at 6.276% with
a balloon payment of $1.5 million on March
31, 2000, secured by a mortgage on real
property.                                                2,356      2,552

Loan payable to the federal government
through the Federal Railroad Administration
(FRA) due in quarterly installments of $93
thousand, including interest at 6.4% through
2015, secured by railway equipment.                      4,143       -

Various promissory notes, mortgage notes and
capital leases payable, due in monthly
installments, with interest varying from
4.9% - 9.4% at December 31, 1995.  The notes
are secured by land, buildings or
equipment.                                               2,318      2,192
                                                    ---------- ----------
                                                        13,877     11,186
Less current portion                                    (1,075)    (1,120)
                                                    ---------- ----------
Long-term debt                                         $12,802    $10,066
                                                    ========== ==========

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

Substantially all assets of the Company are pledged as collateral under debt agreements. In addition to other requirements, the Company is required to meet certain minimum tangible net worth, working capital, and current ratio requirements under certain debt agreements. At December 31, 1995, the Company met all the minimum requirements.

The Company's loan with Manufacturers and Traders Trust Company provides that the Company may not declare any cash dividends in any fiscal year in excess of 40% of Consolidated Net Income in such fiscal year, and that cumulative dividends paid during the term of the loan may not exceed 10% of cumulative retained earnings.

-----------------------
In addition, the financing agreements between the Company and its subsidiary, NYS&W, and the federal government provide that yearly dividends may not exceed 50% of the total additions to retained earnings of the Company for the previous year, nor 50% of the total additions to retained earnings for 1985 and each year thereafter.

Interest expense, net (in thousands) is comprised of interest expense of $1,465, $1,444 and $1,246 for 1995, 1994 and 1993 respectively, net of respective amounts for capitalized interest of $104, $147 and $91, and interest income of $85, $71 and $57.
Interest paid (in thousands) was $1,455, $1,332 and $1,131 for the 1995, 1994 and 1993 periods.

A summary of maturities of long-term debt at December 31, 1995 is as follows (in thousands):

                 1996      $ 1,075
                 1997        1,415
                 1998        1,301
                 1999        1,269
                 2000        2,201
                 Thereafter  6,616
                           -------
                           $13,877
                           =======


NOTE 5 - 6.5% CONVERTIBLE SUBORDINATED NOTES
--------------------------------------------
During 1993, the Company completed a private placement of $3.6 million of 6.5% convertible subordinated notes due September 1, 2003. The notes are convertible into shares of the Company's presently authorized common stock at a conversion price of $10.58 per share, after giving effect to stock dividends. Interest on the notes is payable semi-annually on the first day of March and September of each year. The notes may be converted into shares anytime prior to maturity. The Company has reserved 338 thousand shares of authorized common stock for the conversion of the notes. Directors of the Company purchased $850 thousand of the notes.



NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------
The estimated fair values of the Company's financial instruments at December 31, 1995 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by the Company were as follows:

Cash and Cash Equivalents: The carrying amount approximated fair value because of the short maturity of these instruments.


Long-Term Debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the

NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -
Continued
----------------------------------------------------------------
Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount reported in the balance sheet approximates its fair value.



NOTE 7 - INCOME TAXES
---------------------
The components of the provision for federal and state income taxes are as follows (in thousands):

                                     1995      1994      1993
                                 --------  --------  --------
 Current tax (expense) benefit      ($ 49)  ($  218)    $ 244
 Deferred tax (expense) benefit      (829)    1,346       359
                                 --------  --------  --------
     TOTAL INCOME TAX
         (EXPENSE) BENEFIT          ($878)   $1,128     $ 603
                                 ========  ========  ========


A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate follows:

                                     1995      1994      1993
                                 --------  --------  --------
 Statutory income tax rate          34.00%    34.00%    34.00%
 State taxes,
   net of federal tax benefit        1.28     (2.72)    (1.53)
 Other                               (.06)     2.41     ( .40)
                                 --------  --------  --------
     EFFECTIVE TAX RATE             35.22%    33.69%    32.07%
                                 ========  ========  ========


State taxes are based on a combination of pre-tax earnings, allocated capital and gross transportation receipts. Amounts included in current tax expense were $49 thousand, $218 thousand and $44 thousand for 1995, 1994 and 1993 respectively.

The Company has general business credit carryovers of approximately $1.5 million which expire at various dates through the year 2003, net operating loss carryforwards of $11.6 million which expire at various dates through 2010 and alternative minimum tax credits of $983 thousand available to reduce income taxes otherwise currently payable.

Net income tax payments (refunds) amounted to $237 thousand, $28 thousand, and ($211 thousand) in 1995, 1994 and 1993, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax

---------------------
liabilities and assets as of December 31 are as follows: (in thousands)

                                                1995       1994
                                             -------    -------
Deferred tax liabilities:
     Book basis in excess of tax basis of
      property, plant & equipment            $16,811    $14,127
                                             -------    -------


Deferred tax assets:
     Vacation reserve                        $   142    $   115
     Bad debt reserve                             58         65
     Litigation reserve                           55         82
     Other-net                                    59         35
     Net operating loss carryforwards          3,929      3,065
     General business credit carryforwards     1,519      1,519
     AMT credit carryforwards                    983        981
                                             -------    -------
          Total deferred tax assets            6,745      5,862
                                             -------    -------
          Net deferred tax liabilities       $10,066    $ 8,265
                                             =======    =======
Classification of deferred taxes:

          Non-current liabilities            $10,398    $ 8,582
          Current assets                        (332)      (317)
                                             -------    -------
                                             $10,066    $ 8,265
                                             =======    =======


NOTE 8 - LEASES
---------------
The Company leases certain equipment and real estate under operating lease agreements for periods ranging from one to eight years. The annual rental expenses were $2.9 million, $2.9 million and $2.8 million for 1995, 1994 and 1993, respectively.

Future minimum lease payments for noncancelable operating leases as of December 31, 1995, are as follows (in thousands):

   Year ending December 31,
          1996                               $  711
          1997                                  628
          1998                                  626
          1999                                  652
          2000                                  652
          Thereafter                          1,534
                                             ------
TOTAL MINIMUM OPERATING LEASE PAYMENTS       $4,803
                                             ======

NOTE 9 - STOCK OPTIONS
----------------------
The Stockholders of the Company have approved stock option plans for officers, directors and key employees. At December 31, 1995, there are 175,208 exercisable shares under option, which includes 6,300 options granted to certain directors during the fourth quarter of 1995. 62,104 options are available for future grants. The exercise price of options granted is equal to the fair market value of the common stock on the date of grant adjusted for stock dividends. The options expire ten years from the date of grant.

The status of these plans at December 31, is as follows (the stock option data has been restated to reflect the effects of the 1996 5% stock dividend):
                              Shares                   Option
                               Under                    Price
                              Option                    Range
                            ---------                -------------
          1995                175,208                $8.43 - $9.50

                             Options                  Exercise
                            Exercised                   Price
                            ---------                -------------
          1995                  -                         -
          1994                  -                         -
          1993                 525                     $10.50



NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
On August 1, 1990, the Company established a defined contribution plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company will match a portion of the employees' contribution. The amounts of employer contributions were $91 thousand in 1995, $78 thousand in 1994 and $75 thousand in 1993.



NOTE 11 - COMMITMENTS
---------------------
The Company has outstanding commitments of approximately $4.8 million in connection with the completion of various rehabilitation projects and construction in progress. Completion dates range from six months to three years. The commitments are expected to be partially offset by government agency funding of approximately $4.4 million.

The Company entered into an agreement in August, 1992 to purchase certain property currently under lease for a total inflation adjusted purchase price of approximately $3.5 million. During the second quarter, the Company deposited $500 thousand towards the purchase. The Company will be required to pay an additional $500 thousand at closing, which is anticipated to occur during the first half of 1996. Subsequent to year-end, the Company received a

---------------------
commitment for a credit facility from Manufacturers and Traders Trust Company for $2.5 million to finance the purchase. The commitment expires on May 31, 1996. The property is presently being used for relocation and expansion of its bulk distribution operations.

During the fourth quarter of 1995, the Company entered into a contract to sell certain parcels of railroad property of a non-operating Company subsidiary for $500 thousand, which is anticipated to close during 1996. The carrying amount is estimated at $110 thousand. A portion of the purchase price is subject to the buyers obtaining government funding. The proceeds will be used for working capital purposes.

Certain claims have been filed against the Company or its subsidiaries and have not been finally adjudicated. These claims when finally concluded and determined, will not, in the opinion of management based upon information that it presently possesses, have a material adverse effect on the consolidated financial position and results of operations.


NOTE 12 - SUBSEQUENT EVENTS - Unaudited
---------------------------
Subsequent to the balance sheet date, the Company completed the purchase of a 40% interest in The Toledo, Peoria and Western Railroad Corporation ("TP&W") for consideration totalling $2.25 million, including 25,000 shares of the Company's common stock.
The non-stock portion of the consideration for the acquisition was funded through a $1 million loan and the private placement of 100,000 shares of the Company's common stock. Additionally, the Company issued warrants to purchase 60,000 common shares to another party involved in the transaction. The Company will perform administrative services which will have a positive impact on general and administrative expenses for 1996 and beyond. At December 31, 1995, the Company had incurred $592 of advances related to the purchase which were recorded in other current assets. The $592 was reimbursed at closing on January 31, 1996. The investment will be accounted for under the provisions of APB 18, The Equity Method of Accounting for Investments in Common Stock.

The TP&W owns a 284 mile Class III regional railroad which provides rail service on a generally East-West route across one of the top grain producing regions in the world from Fort Madison, Iowa through Central Illinois (approximately 70 miles south of Chicago) to Logansport, Indiana. The TP&W hauls agricultural products, chemicals, coal, fertilizer, food products, steel and manufactured goods and consumer products for such customers as ADM, Cilco, Witco, Lonza and Caterpillar and to two company-operated intermodal facilities. The TP&W's geographic location and connections with over 20 rail carriers, including seven Class I railroads, present opportunities for growth, and the acquisition provides the Company with an opportunity to diversify its rail holdings and to provide improved service to its intermodal customers.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------

     None.



                               PART III
                               --------

     The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) except for the information set forth at the end of Part I with respect to Executive Officers of the Company, is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1995.



                               PART IV
                               -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)   Financial Statements

     The following financial statements of Delaware Otsego Corporation are included in Part II, Item 8:
                                                                       Page
                                                                       ----
     Report of Independent Auditors                                     20

     Consolidated Statements of Operations for  the Years Ended
          December 31, 1995, 1994 and 1993                              21

     Consolidated Balance Sheets at December 31, 1995 and 1994          22

     Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1995, 1994, and 1993                       24

     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994, and 1993                             25

     Notes to Consolidated Financial Statements                         26


     Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company in the fourth quarter.

(c)  Exhibits

                                             Filed herewith (-) or
                                             Incorporated by Reference to
                                             -------------------------------
 3.1  Restated Certificate of Incorporation  Exhibit 3.1 to Registrant's
      of the Delaware Otsego Corporation     Annual Report on Form 10-K dated
      dated June 1, 1991                     December 31, 1991

 3.2  By-Laws of DOC dated April 5, 1988     Exhibit 3.8 to Registrant's
                                             Annual Report on  Form 10-K
                                             dated December 31, 1988

10.1  Employment Agreement between DOC       Exhibit 10.1 to Registrant's
      and Walter Rich dated June 3, 1995     Quarterly Report on Form 10-Q
                                             dated June 30, 1995

10.2  Direct Loan Agreement between New      Exhibit 10(g) to Registration
      Jersey Economic Development Authority  Statement on Form S-1,
      and NYS&W dated August 6, 1982         No. 2-94319

10.3  Agreement between Conrail and NYS&W    Exhibit 10(p) to Registration
      dated March 30, 1982 relating to       Statement on Form S-1,
      trackage rights over line of Conrail   No. 2-94319
      from Binghamton, New York to Warwick,
      New York via Campbell Hall and
      Maybrook, New York

10.4  Financing Agreement between NYS&W      Exhibit 19.11 to Form 10-Q dated
      and FRA dated September 30, 1985       November 13, 1986

10.5  Agreement Amending Financing           Exhibit 19.12 to Form 10-Q dated
      Agreement between FRA and NYS&W        November 13, 1986
      dated July 30, 1986

10.6  Amendment to Direct Loan Agreement     Exhibit 19.18 to Form 10-Q
      between New Jersey Economic            dated November 13, 1986
      Development Authority and NYS&W
      dated July 15, 1986

10.7  Amendment to Direct Loan Agreement     Exhibit 19.19 to Form 10-Q dated
      between New Jersey Economic            November 13, 1986
      Development Authority and NYS&W
      dated September 2, 1986

10.8  Amended and Restated Credit Agreement  Exhibit 10.8 to Form 10-Q dated
      between Manufacturers and Traders      November 11, 1994
      Trust Company and DOC dated
      May 27, 1994

10.9  Agreement between NYS&W and             Exhibit 10.9 to Registrant's
      Brotherhood of Locomotive Engineers     Annual Report on Form 10-K
      dated March 30, 1994                    dated March 27, 1995

10.10 Agreement between NYS&W and             -
      Brotherhood of Maintenance of Way
      Employes dated October 13, 1995

10.11 Modification to Direct Loan Agreement   Exhibit 10(hh) to Registration
      and Direct Loan Promissory Note dated   Statement on Form S-1,
      as of August 6, 1982 between the New    No. 2-94319
      Jersey Economic Development Authority
      and NYS&W dated July 17, 1984

10.12 Amendment to Operating Agreement        Exhibit 10(qq) to Registration
      Under Branchline Assistance Program     Statement on Form S-1,
      between NYS&W and New York State        No. 2-94319
      Department of Transportation dated
      January 10, 1984

10.22 Delaware Otsego Corporation             Exhibit B to Definitive Proxy
      1987 Stock Option Plan                  Statement Dated October 7, 1987

10.23 Delaware Otsego Corporation             Exhibit B to Definitive Proxy
      1993 Stock Option Plan                  Statement Dated May 5, 1993

10.27 Form of Delaware Otsego Corporation     Exhibit 1 to Registrant's
      6.5% Convertible Subordinated Note      Form 8-K dated October 19, 1993
      Due on September 1, 2003

10.28 Guarantee Commitment between the        Exhibit 10.28 to Registrant's
      Federal Railroad Administration and     Annual Report on Form 10-K
      DOC dated September 29, 1994            dated March 27, 1995

10.29 Warrant Agreement between DOC and       -
      Creditanstalt Corporate Finance, Inc.
      dated January 31, 1996

10.30 Deficiency Guarantee among DOC and      -
      others and Creditanstalt Corporate
      Finance, Inc. dated January 31, 1996

10.31 Cash Collateral Agreement among DOC     -
      and others and Creditanstalt Corporate
      Finance, Inc. dated January 31, 1996

21    Subsidiaries of Registrant              -

23    Consent of Ernst & Young LLP            -

                              SIGNATURES
                              ----------


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Delaware Otsego Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELAWARE OTSEGO CORPORATION
---------------------------
Registrant


By:  s/ Walter G. Rich
     -------------------------------------
     Walter G. Rich, Director
     President and Chief Executive Officer

     Date:  March 24, 1996



By:  s/ William B. Blatter
     -------------------------------------
     William B. Blatter, Senior Vice
     President and Chief Financial Officer

     Date:  March 24, 1996



By:  s/ Robert E. Pierce
     -------------------------------------
     Robert E. Pierce, Vice President,
     Controller & Chief Accounting Officer

     Date:  March 24, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/ Albert B. Aftoora                s/ Richard A. White
------------------------------      ------------------------------
Albert B. Aftoora, Director         Richard A. White, Director
March 24, 1996                      March 24, 1996

s/ Robert L. Marcalus               s/ David B. Common
------------------------------      ------------------------------
Robert L. Marcalus, Director        David B. Common, Director
March 24, 1996                      March 24, 1996

s/ Charles S. Brenner               s/ Malcolm C. Hughes
------------------------------      ------------------------------
Charles S. Brenner, Director        Malcolm C. Hughes, Director
March 24, 1996                      March 24, 1996

s/ Niles F. Curtis                  s/ Gerald D. Groff
------------------------------      ------------------------------
Niles F. Curtis, Director           Gerald D. Groff, Director
March 24, 1996                      March 24, 1996

                            EXHIBIT INDEX
                            -------------


                                                                   Page
                                                                   ----

10.10          Agreement between NYS&W and Brotherhood
               of Maintenance of Way Employes dated
               October 13, 1995                                     42

10.29          Warrant Agreement between DOC and
               Creditanstalt Corporate Finance, Inc.
               dated January 31, 1996                              121

10.30          Deficiency Guarantee among DOC and
               others and Creditanstalt Corporate Finance,
               Inc. dated January 31, 1996                         151

10.31          Cash Collateral Agreement among DOC
               and others and Creditanstalt Corporate
               Finance, Inc. dated January 31, 1996                162

21             Subsidiaries of Registrant                          166

23             Consent of Ernst & Young LLP                        167