Form 10-Q
period 1996-03-31
DELAWARE OTSEGO CORP
filed 1996-05-10
CIK 757189

TOTAL AGGREGATE
                                                      NUMBER OF PAGES:_16_

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1996

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

                     Yes___X___    No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .125 Par Value               1,744,177
- ------------------------------  ---------------------------------
         (Title of Class)       Outstanding at March 31, 1996

                                    INDEX
                                    -----

               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
               --------------------------------------------

                                                      Page

PART I.   FINANCIAL INFORMATION
- -------------------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -        3
          March 31, 1996 and December 31, 1995

          Condensed Consolidated Statements of           5
          Operations - Three months ended
          March 31, 1996 and March 31, 1995

          Condensed Consolidated Statements of           6
          Cash Flows - Three months ended March 31,
          1996 and March 31, 1995

          Notes to Condensed Consolidated                7
          Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis           8
          of Financial Condition and Results
          of Operations


PART II.  OTHER  INFORMATION                            12
- ----------------------------


SIGNATURES                                              16
- ----------

                         Part I - Financial Information
                  DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (THOUSANDS)
- ---------------------------------------------------------------------------
                                          ------------  ------------
                                          Mar 31, 1996
                                           (Unaudited)  Dec 31. 1995
                                          ------------  ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $  1,222      $  1,213
  Accounts receivable                            5,658         5,406
  Reimbursable construction costs                  458         1,212
  Materials and supplies                           827           742
  Deferred income taxes                            332           332
  Prepaid expenses                               1,186           698
  Other current assets                             327           665
                                              --------      --------
    TOTAL CURRENT ASSETS                        10,010        10,268

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                 93,339        92,401
  Less accumulated depreciation
    and amortization                           (30,465)      (29,414)
                                              --------      --------
    TOTAL PROPERTY, PLANT
    AND EQUIPMENT                               62,874        62,987

OTHER ASSETS
  Other assets                                   1,710         1,523
  Investment in Affiliate                        2,189             -
                                              --------      --------
    TOTAL OTHER ASSETS                           3,899         1,523
                                              --------      --------

TOTAL ASSETS                                  $ 76,783      $ 74,778
                                              ========      ========

The accompanying notes are an integral part of the financial statements.

                         Part I - Financial Information
                  DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (THOUSANDS)
- ---------------------------------------------------------------------------
                                          ------------  ------------
                                          Mar 31, 1996
                                           (Unaudited)  Dec 31, 1995
                                          ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                       $  3,300      $  2,100
  Accounts payable                               9,367        10,400
  Accrued and other current liabilities          2,676         1,977
  Current maturities of long-term debt           1,352         1,075
                                              --------      --------
    TOTAL CURRENT LIABILITIES                   16,695        15,552

LONG-TERM LIABILITIES
  Long-term debt                                13,204        12,802
  Deferred income tax                           10,155        10,398

SUBORDINATED NOTES
  6.5% Convertible subordinated notes            3,580         3,580
                                              --------      --------
    TOTAL LONG-TERM LIABILITIES                 26,939        26,780
                                              --------      --------
      TOTAL LIABILITIES                         43,634        42,332

STOCKHOLDERS' EQUITY
  Common stock and  additional
    paid-in capital                              5,478         4,231
  Contributed capital                           18,451        18,021
  Retained earnings                              9,220        10,194
                                              --------      --------
    TOTAL STOCKHOLDERS' EQUITY                  33,149        32,446
                                              --------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $ 76,783      $ 74,778
                                              ========      ========

The accompanying notes are an integral part of the financial statements.

                  DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- ---------------------------------------------------------------------------
                                  ----------------------------
                                       THREE MONTHS ENDED
                                  ----------------------------
                                  Mar 31, 1996    Mar 31, 1995
                                  ------------    ------------
OPERATING REVENUES
  Railway operating revenues          $  7,303        $  7,213
  Other operating revenues                 376             642
                                      --------        --------
    TOTAL OPERATING REVENUES             7,679           7,855

OPERATING EXPENSES
  Maintenance, transportation
    and car hire                         6,517           6,300
  Depreciation and amortization          1,127           1,014
  General, administrative and other      1,047           1,140
                                      --------        --------
    TOTAL OPERATING EXPENSES             8,691           8,454
                                      --------        --------
  LOSS FROM OPERATIONS                  (1,012)           (599)

OTHER INCOME (EXPENSE)
  Interest expense, net                   (391)           (320)
  Gain on sale of property,
    equipment and other                     19              40
                                      --------        --------
    OTHER EXPENSE, NET                    (372)           (280)

Loss before income taxes                (1,384)           (879)
Provision for income tax benefit           471             270
                                      --------        --------
LOSS BEFORE EQUITY INTEREST
  IN LOSS OF AFFILIATE                    (913)           (609)

EQUITY INTEREST IN LOSS OF AFFILIATE       (61)              -
                                      --------        --------
NET LOSS                              $   (974)       $   (609)
                                      ========        ========

Loss per Share                          ($0.57)         ($0.38)
                                      ========        ========

Weighted Average Shares Outstanding      1,700           1,613
                                      ========        ========


The accompanying notes are an integral part of the financial statements.

                  DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                  (THOUSANDS)
- -----------------------------------------------------------------------------
                                                   --------------------------
                                                       THREE MONTHS ENDED
                                                   --------------------------
                                                   Mar 31, 1996  Mar 31, 1995
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net loss                                             $   (974)     $   (609)
  Adjustments to reconcile net loss to net cash (used)
  provided by operating activities:
  Depreciation and amortization                           1,127         1,014
  Provision for losses on accounts receivable                 -           (10)
  Provision for deferred income taxes                      (464)         (306)
  Gain on sale of fixed assets                              (22)          (43)
  Equity interest in loss of affiliate                       61
  Amortization of deferred income                             -            (2)
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable               (252)          678
  Decrease in materials, supplies, prepaids and other
  current assets                                            519            14
  (Decrease) increase in accounts payable and
  accrued expenses                                         (334)          411
  Decrease in other assets                                 (195)          (14)
                                                      ---------     ---------
Net Cash (Used) Provided by Operating Activities           (534)        1,133

INVESTING ACTIVITIES
  Additions to property, plant and equipment             (1,000)       (1,651)
  Investment in affiliate                                (2,000)            -
  Acquisition of intangible assets                            -           (23)
  Proceeds and deposits from sale of assets and
  easement                                                   24            39
  Contributed capital                                       651         1,037
                                                      ---------     ---------
Net Cash Used by Investing Activities                    (2,325)         (598)

FINANCING ACTIVITIES
  Increase (decrease)  in notes payable                   1,200          (400)
  Proceeds from long-term borrowings                      1,000           110
  Principal payments on long-term debt                     (321)         (276)
  Proceeds from other borrowings                              -            63
  Issuance of common stock                                  997             -
  Dividends paid                                             (8)           (7)
                                                      ---------     ---------
Net Cash Provided (Used) by Financing Activities          2,868          (510)

INCREASE IN CASH  AND CASH EQUIVALENTS                        9            25
Cash and cash equivalents at beginning of year            1,213         1,308
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  1,222      $  1,333
                                                      =========     =========

The accompanying notes are an integral part of the financial statements.

DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
- --------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
- ----------------------------------------------------------------

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

2. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ended December 31, 1996, due to certain
     freight revenues subject to seasonal variations.   For further
     information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3. Earnings per common share have been adjusted retroactively to reflect a 5% stock dividend declared January 26, 1996.

4. Certain prior year data has been reclassified to conform to the 1996 presentation.

5. Investment in affiliate on the consolidated balance sheet and equity interest in loss of affiliate on the consolidated statement of operations reflects the Company's acquisition of a 40% interest in The Toledo, Peoria and Western Railroad Corporation on January 31, 1996. The investment is accounted for under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

Item 2.   MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (THOUSANDS)
- ------------------------------------------------------------
RECENT ACQUISITION
- ------------------

On January 31, 1996, the Company completed the purchase of a 40% interest in The Toledo, Peoria and Western Railroad Corporation ("TP&W") for consideration totalling $2.25 million, including 125,000 shares of the Company's common stock. The non-stock portion of the consideration for the acquisition was funded through a $1 million loan. Additionally, the Company issued warrants to purchase 60,000 common shares to another party involved in the transaction. The exercise price of each warrant is $9.53 per share, after giving effect to the 5% stock dividend declared January 26, 1996. The Company will perform administrative services for the TP&W which will have a positive impact on general and administrative expenses for 1996 and beyond.
At December 31, 1995, the Company had incurred $592 of advances related to the purchase which were recorded in other current assets. The $592 was reimbursed at closing on January 31, 1996. The investment is accounted for under the provisions of APB 18, The Equity Method of Accounting for Investments in Common Stock.


The following Management's Discussion and Analysis of Financial
Condition and Results of Operations relates to the continuing operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's cash and cash equivalents at March 31, 1996, totaled $1,222. Cash generated from operations, sales of property, additional debt and contributed capital are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, and working capital requirements.

At March 31, 1996, the Company's working capital deficit was $6,685, compared to $5,284 at December 31, 1995, resulting in a working capital ratio of 60.0% compared to 66.0% at December 31, 1995. Total long-term liabilities at March 31, 1996 were $26,939. Long-term debt (exclusive of current maturities) including convertible subordinated notes, as a percentage of equity at March 31, 1996, was 50.6% compared to 50.5% at December 31, 1995, and total capitalization (long-term debt, convertible subordinated notes and equity) was $49,933 compared to $48,828 at December 31, 1995.

At March 31, 1996, notes payable consist of a secured advance under a $5 million line of credit with Manufacturers and Traders Trust

Company. Interest on these borrowings is at prime plus 1%. Prime at March 31, 1996 was 8.25%. Available borrowings are based on and secured by eligible accounts receivable. At March 31, 1996, eligible accounts receivable were $3.5 million and borrowings on the line were $3.3 million.

The Company may borrow up to $500 from an equipment line of credit with Key Bank of New York which expires on April 30, 1997. At March 31, 1996, the Company had not drawn down on the line. The interest rate is the lender's base rate plus three quarters percent (3/4%.) The line expires on April 30, 1997.

In the three month period ended March 31, 1996, additions to property, plant and equipment were $1,000 of which $651 or 65.1% was funded by grants from the New York and New Jersey Departments of Transportation. The balance was provided by additional debt. Based upon the availability of funds, the Company's capital spending program for the balance of 1996 is anticipated to be approximately $13 million, of which $8 million is for railway projects. The balance is for acquisition of land, terminal upgrades and technological advances. It is anticipated that funding for the capital program for the balance of 1996 will be met by grants from participating state governments, available funds from the lines of credit, cash generated by operations, additional long-term debt and proceeds from sales of non-operating assets. The
Company believes it has adequate working capital to fund existing and anticipated operations for at least the next twelve months.

As was reported in the December 31, 1995 Annual Report on Form 10-K, the Company entered into a contract to sell certain parcels of railroad property of a non-operating Company subsidiary for $500, which is anticipated to close during 1996. The carrying amount is estimated at $110. A portion of the purchase price is subject to the buyers obtaining government funding. The proceeds will be used for working capital purposes.


RESULTS OF OPERATIONS
- ---------------------

The Company relies on, and its ability to compete is dependent upon its rail connections with CP and with Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company.

The Company has two major customers that provided approximately 71% and 69% of the Company's railroad volume for the three month period ended March 31, 1996 and 1995, respectively, amounting to $5,467 and $5,428, for the respective periods. The loss of either customer would have a material adverse effect on the company's results of operations.

Railway operating revenues, consisting of intermodal, carload and other railway operating revenues, in the aggregate improved $90 for the three month period ended March 31, 1996, compared to the corresponding 1995 period. Intermodal revenues from CSX Intermodal, Inc. were approximately $4,063, an increase of $443 compared to the respective 1995 period. Intermodal revenues from Hanjin Shipping Lines were $1,403, a decline of $404 compared to the same period in 1995, due principally to the impact of soft demand in the domestic retail market. Th Company cannot ascertain whether this softness is a trend or an aberration of the seasonal norm.

Carload revenues for the three month period ended March 31, 1996 declined insignificantly compared to the respective three month period in 1995.

Other railway operating revenues for the three month period ended
March 31, 1996 improved $69 compared to the same period in 1995.

Other operating revenues for the three month period ended March 31, 1996 declined $266 compared to the respective 1995 period, due mostly to declined rent and construction revenues of $47 and $160 respectively. The decline in construction revenue is due principally to lesser billable costs for reimbursable state projects.

Maintenance, transportation and car hire expenses in the aggregate for the three month period ended March 31, 1996 increased $217 compared to the same period in 1995.

Maintenance expenses in the aggregate for the three month period ended March 31, 1996 were up $263 compared to the respective 1995 period, due principally to severe winter weather in January, 1996 resulting in heavy snow falls and flooding in the Northeast.

Transportation and car hire expenses in the aggregate for the three month period ended March 31, 1996 declined approximately $46 compared to the same period in 1995.

Depreciation and amortization expenses for the three month period ended March 31, 1996 exceeded the respective 1995 period by $113, due principally to additions to property, plant and equipment.

General, administrative and other expenses for the three month period ended March 31, 1996 declined $93 compared to the same period in 1995, due to reduced professional fees, and the positive effects of recovering amounts in excess of incremental expenses for administrative and clerical support pursuant to an Administrative Services Agreement between the Company and the TP&W.

As a result of the foregoing, the operating loss for the three month period ended March 31, 1996 increased $413 compared to the corresponding period in 1995. The operating ratio for the three month period ended March 31, 1996 was 113.2% compared to 107.6% for the comparable 1995 period.

Interest expense net, comprised of interest expense, (net of capitalized interest) and interest income, for the three month period ended March 31, 1996 increased $48 compared to the corresponding 1995 period. Total interest expense for the period ended March 31, 1996 was $410 compared to $361 for the 1995 period, due principally to interest rate and outstanding debt differentials.

The Company's effective income tax rate on income before income taxes for the three month period ended March 31, 1996 was 34.0% compared to 30.7% in the respective 1995 period.

On January 26, 1996, the Company declared a 5% stock dividend payable to stockholders of record February 17, 1996. The dividend was paid on March 20, 1996, resulting in the issuance of 82,297 shares of common stock. All data in the accompanying financial statements and related notes have been restated to give effect to the dividend.

                                   PART II
                              -----------------
                              OTHER INFORMATION
                              -----------------


Item 1.   Legal Proceedings
- --------------------------------------------------------------
          None.


Item 2.   Changes in Rights of Security Holders
- --------------------------------------------------------------
          None.


Item 3.   Defaults on Senior Securities
- --------------------------------------------------------------
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------
          None.


Item 5.   Other Information
- --------------------------------------------------------------
          None.


Item 6.   Exhibits and Reports on Form 8-K
- --------------------------------------------------------------
     a)   Exhibits:

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

    10.10 Agreement between NYS&W and     Exhibit 10.10 to Registrant's
          Brotherhood of Maintenance of   Annual Report on Form 10-K
          Way Employes dated October 13,  dated March 24, 1996
          1995

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

    10.29 Warrant Agreement between       Exhibit 10.29 to Registrant's
          DOC and Creditanstalt           Annual Report on Form 10-K
          Corporate Finance, Inc. dated   dated March 24, 1996
          January 31, 1996

    10.30 Deficiency Guarantee among      Exhibit 10.30 to Registrant's
          DOC and others and Credit-      Annual Report on Form 10-K
          anstalt Corporate Finance,      dated March 24, 1996
          Inc. dated January 31, 1996

    10.31 Cash Collateral Agreement       Exhibit 10.31 to Registrant's
          among DOC and others and        Annual Report on Form 10-K
          Creditanstalt Corporate         dated March 24, 1996
          Finance, Inc. dated January
          31, 1996

    11    Computation of Earnings Per                  -
          Share

    21    Subsidiaries of Registrant      Exhibit 21 to Registrant's
                                          Annual Report on Form 10-K
                                          dated March 24, 1996

     b)   Reports on Form 8-K:

          On Form 8-KA dated January 31, 1996, the Registrant reported under Item 2 the completion of its acquisition of 40% of the equity of The Toledo, Peoria and Western Railroad Corporation ("TP&W") and filed, under Item 7,

          (a) the following audited financial statements of Marksman Corp., a wholly-owned subsidiary of TP&W:

               Report of Independent Auditors
               Consolidated Balance Sheets as at December 31, 1995
                    and 1994
               Consolidated Statement of Operations and Accumulated
                    Deficit for the Years Ended December 31, 1995
                    and 1994
               Consolidated Statements of Cash Flows for the Years
                    Ended December 31, 1995 and 1994
               Notes to Consolidated Financial Statements

          (b) the following unaudited proforma consolidated financial statements of the Registrant:

               Pro Forma Condensed Balance Sheet as at December 31, 1995 Pro Forma Condensed Statement of Operations for Year
                    Ended December 31, 1995
               Notes to Unaudited Pro Forma Condensed Consolidated
                    Financial Statements
               Consent of KPMG Peat Marwick LLP

SIGNATURES
- ----------
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DELAWARE OTSEGO CORPORATION
                                  ---------------------------
                                  (Registrant)

Date: May 9, 1996


                                  WALTER G. RICH
                                  ---------------------------
                                  Walter G. Rich
                                  President
                                  Chief Executive Officer



                                  WILLIAM B. BLATTER
                                  ---------------------------
                                  William B. Blatter
                                  Senior Vice President
                                  Chief Financial Officer