Form 10-Q
period 1996-06-30
DELAWARE OTSEGO CORP
filed 1996-08-14
CIK 757189

TOTAL AGGREGATE
                                                      NUMBER OF PAGES:_ 20 _

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1996

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

                     Yes___X___    No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .125 Par Value               1,744,177
- ------------------------------  ---------------------------------
      (Title of Class)            Outstanding at June 30, 1996

                               INDEX
- -----------------------------------------------------------------------------

          DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
          --------------------------------------------

                                                      Page
                                                      ----
PART 1.   FINANCIAL INFORMATION
- -------   ---------------------
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -        3
          June 30, 1996 and December 31, 1995

          Condensed Consolidated Statements of           5
          Operations - Three months ended June
          30, 1996 and June 30, 1995; Six months
          ended June 30, 1996 and June 30, 1995

          Condensed Consolidated Statements of           6
          Cash Flows - Six months ended June 30,
          1996 and June 30, 1995

          Notes to Condensed Consolidated                7
          Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis           9
          of Financial Condition and Results
          of Operations


PART II.  OTHER  INFORMATION                            13
- --------  ------------------


SIGNATURES                                              17
- ----------


                       Part I - Financial Information
               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS)
- ----------------------------------------------------------------------------
                                            June 30, 1996  December 31, 1995
                                            -------------  -----------------
                                              (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents               $       1,045      $       1,213
    Accounts receivable                             6,878              5,406
    Reimbursable construction costs                 1,024              1,212
    Materials and supplies                            809                742
    Deferred income taxes                             332                332
    Prepaid expenses                                  971                698
    Other current assets                               32                665
                                            -------------      -------------
     TOTAL CURRENT ASSETS                          11,091             10,268

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment                  94,649             92,401
    Less accumulated depreciation
       and amortization                           (31,487)           (29,414)
                                            -------------      -------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT           63,162             62,987

OTHER ASSETS
    Other assets                                    1,164              1,523
    Investment in Affiliate                         2,191                  -
                                            -------------      -------------
     TOTAL OTHER ASSETS                             3,355              1,523

                                            -------------      -------------
TOTAL ASSETS                                $      77,608      $      74,778
                                            =============      =============

The accompanying notes are an integral part of the financial statements.


                       Part I - Financial Information
               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS)
- ----------------------------------------------------------------------------
                                           June 30, 1996   December 31, 1995
                                           -------------   -----------------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to bank                  $       3,300      $       2,100
     Accounts payable                              10,800             10,400
     Accrued and other current liabilities          2,376              1,977
     Current maturities of long-term debt           1,504              1,075
                                            -------------      -------------
      TOTAL CURRENT LIABILITIES                    17,980             15,552
                                            -------------      -------------
LONG-TERM LIABILITIES
     Long-term debt                                12,981             12,802
     Deferred income tax                           10,074             10,398

SUBORDINATED NOTES
     6.5% Convertible subordinated notes            3,580              3,580
                                            -------------      -------------
      TOTAL LONG-TERM LIABILITIES                  26,635             26,780
                                            -------------      -------------
      TOTAL LIABILITIES                            44,615             42,332
                                            -------------      -------------
STOCKHOLDERS' EQUITY
    Common stock and  additional paid-in capital    5,478              4,231
    Contributed capital                            18,816             18,021
    Retained earnings                               8,699             10,194
                                            -------------      -------------
     TOTAL STOCKHOLDERS' EQUITY                    32,993             32,446
                                            -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $      77,608      $      74,778
                                            =============      =============

The accompanying notes are an integral part of the financial statements.


                  DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- ----------------------------------------------------------------------------
                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        June 30,               June 30,
                                   ------------------     ------------------
                                       1996      1995         1996      1995
                                   --------  --------     --------  --------
OPERATING REVENUES
 Railway operating revenues         $ 7,166   $ 8,383     $ 14,469  $ 15,596
 Other operating revenues               481       559          857     1,200
                                   --------  --------     --------  --------
    TOTAL OPERATING REVENUES          7,647     8,942       15,326    16,796

OPERATING EXPENSES
 Maintenance, transportation
    and car hire                      5,909     7,078       12,425    13,389
 Depreciation and amortization        1,137     1,033        2,264     2,047
 General, administrative and other    1,260     1,535        2,309     2,664
                                   --------  --------     --------  --------
    TOTAL OPERATING EXPENSES          8,306     9,646       16,998    18,100

                                   --------  --------     --------  --------
        LOSS FROM OPERATIONS           (659)     (704)      (1,672)   (1,304)

OTHER INCOME (EXPENSE)
 Interest expense, net                 (363)     (316)        (754)     (636)
 Gain on sale of property, equipment
    and other                           231     5,183          251     5,223
                                   --------  --------     --------  --------
    OTHER INCOME (EXPENSE), NET        (132)    4,867         (503)    4,587
                                   --------  --------     --------  --------
(Loss) Income before income taxes      (791)    4,163       (2,175)    3,283
Provision for income tax
 benefit (expense)                      269    (1,354)         739    (1,083)
                                   --------  --------     --------  --------
(LOSS) INCOME BEFORE EQUITY
 INTEREST IN LOSS OF AFFILIATE         (522)    2,809       (1,436)    2,200

EQUITY INTEREST IN
 INCOME (LOSS) OF AFFILIATE               2         -          (59)        -
                                   --------  --------     --------  --------
          NET INCOME (LOSS)         $  (520)  $ 2,809     $ (1,495) $  2,200
                                   ========  ========     ========  ========

Primary Earnings (Loss) per Share   $ (0.30)  $  1.74     $  (0.87) $   1.36
                                   ========  ========     ========  ========
Fully Diluted Earnings
 (Loss) per Share                         -   $  1.68            -  $   1.28
                                   ========  ========     ========  ========




 The accompanying notes are an integral part of the financial statements.


               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                (THOUSANDS)
- ----------------------------------------------------------------------------
                                                      SIX MONTHS ENDED
                                                ----------------------------
                                                June 30, 1996  June 30, 1995
                                                -------------  -------------
OPERATING ACTIVITIES
  Net (loss) income                                 $  (1,495)     $   2,200
  Adjustments to reconcile net (loss) income
    to net cash (used) provided by
    operating activities:
  Depreciation and amortization                         2,264          2,047
  Provision for losses on accounts receivable               -            (10)
  Provision for deferred income taxes                    (733)         1,011
  Gain on sale of fixed assets                           (253)        (5,226)
  Equity interest in loss of affiliate                     59              -
  Amortization of deferred income                           -           (127)
  Changes in operating assets and liabilities:
  Increase in accounts receivable                      (1,472)           (84)
  Decrease (Increase) in materials, supplies,
    prepaids and other current assets                     527           (432)
  Increase in accounts payable and accrued expenses       798          1,188
  Increase in other assets                               (213)           (31)
                                                -------------  -------------
Net Cash (Used) Provided by Operating Activities         (518)           536
                                                -------------  -------------
INVESTING ACTIVITIES
  Additions to property, plant and equipment           (2,484)        (7,411)
  Investment in affiliate                              (2,000)             -
  Acquisition of intangible assets                          -            (36)
  Proceeds and deposits from sale of assets\easement      276          6,315
  Contributed capital                                   1,204          1,633
                                                -------------  -------------
Net Cash (Used) Provided by Investing Activities       (3,004)           501
                                                -------------  -------------
FINANCING ACTIVITIES
  Increase (decrease) in notes payable                  1,200         (3,400)
  Proceeds from long-term borrowings                    1,171          4,444
  Principal payments on long-term debt                   (563)        (1,549)
  Proceeds from other borrowings                          556           (406)
  Issuance of common stock                                998              -
  Dividends paid                                           (8)            (7)
                                                -------------  -------------
Net Cash Provided (Used) by Financing Activities        3,354           (918)
                                                -------------  -------------
(DECREASE) INCREASE IN CASH  AND CASH EQUIVALENTS        (168)           119
Cash and cash equivalents at beginning of period        1,213          1,308
                                                -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   1,045      $   1,427
                                                =============  =============

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

2. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ended December 31, 1996, due to certain freight revenues subject to seasonal variations.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3. Primary earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the following periods: 1,744 and 1,614 for the three month periods ended June 30, 1996 and 1995 respectively, including the effects of a 5% stock dividend declared January 26, 1996; 1,722 and 1,618 for the six month periods ended June 30, 1996 and 1995 respectively. Fully diluted earnings per share is computed by dividing net income plus after tax interest incurred on the convertible debentures by the weighted average number of shares outstanding after giving effect to dilutive stock options and shares assumed to be issued on conversion of the convertible debentures. The fully diluted weighted average number of shares outstanding for the three and six month periods ended June 30, 1995 were 1,672 and 1,719, respectively. Assumed conversion of the debentures for the three and six month periods ended June 30, 1996 is anti dilutive and therefore, not presented.

4. Certain prior year data has been reclassified to conform to the 1996 presentation.

5. Investment in affiliate on the consolidated balance sheet and equity interest in income (loss) of affiliate on the consolidated statement of operations reflects the Company's acquisition of a 40% interest in The Toledo, Peoria and Western Railroad Corporation ( TP&W ) on January 31, 1996. The TP&W net loss for the five month period ended June 30, 1996 was $148. During the three month period ended June 30,

     1996, the TP&W realized a net income of $5. The investment is accounted for under Accounting Principles Board Opinion
     No. 18, The Equity Method of Accounting for Investments in
     Common Stock.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (THOUSANDS)
- ----------------------------------------------------------------------------
RECENT ACQUISITION
- ------------------
On January 31, 1996, the Company completed the purchase of a 40% interest in The Toledo, Peoria and Western Railroad Corporation
("TP&W") for consideration totalling $2.25 million, including
125,000 shares of the Company's common stock. The non-stock portion of the consideration for the acquisition was funded through a $1 million loan. Additionally, the Company issued warrants to purchase 60,000 common shares to another party involved in the transaction. The exercise price of each warrant is $9.53 per share, after giving effect to the 5% stock dividend declared January 26, 1996. The Company performs administrative services for the TP&W which have had a positive impact on general and administrative expenses for 1996 and expects to continue to have a positive impact into the future. At December 31, 1995, the Company had incurred $592 of advances related to the purchase which were recorded in other current assets. The $592 was reimbursed at closing on January 31, 1996. The investment is accounted for under the provisions of APB 18, The Equity Method of Accounting for Investments in Common Stock.


The following Management's Discussion and Analysis of Financial
Condition and Results of Operations relates to the continuing operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company's cash and cash equivalents at June 30, 1996, totaled $1,045. Cash generated from operations, sales of property, additional debt and contributed capital are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, and working capital requirements.

At June 30, 1996, the Company's working capital deficit was $6,889, compared to $5,284 at December 31, 1995, resulting in a working capital ratio of 61.7% compared to 66.0% at December 31, 1995. Total long-term liabilities at June 30, 1996 were $26,635. Long-term debt (exclusive of current maturities) including convertible subordinated notes, as a percentage of equity at June 30, 1996, was 50.2% compared to 50.5% at December 31, 1995, and total capitalization (long-term debt, convertible subordinated notes and equity) was $49,554 compared to $48,828 at December 31, 1995.

At June 30, 1996, notes payable consist of a secured advance under a $5 million line of credit with Manufacturers and Traders

Trust Company.  Interest on these borrowings is at prime plus 1%.
Prime at June 30, 1996 was 8.25%. Available borrowings are based on and secured by eligible accounts receivable. At June 30, 1996, eligible accounts receivable were $4.6 million and borrowings on the line were $3.3 million.

The Company may borrow up to $500 from an equipment line of credit with Key Bank of New York which expires on April 30, 1997. At June 30, 1996, the Company had drawn down $171 on the line. The interest rate is the lender's base rate plus three quarters percent (3/4%.)

During the second quarter of 1996, the Company borrowed $556 on certain key-man life insurance contracts. Interest rates range from 7.30% to 8.00%.

In the six month period ended June 30, 1996, additions to property, plant and equipment were $2,484 of which $1,204 or 48.5% was funded by grants from the New York and New Jersey Departments of Transportation. The balance was provided by additional debt. Based upon the availability of funds, the Company's capital spending program for the balance of 1996 is anticipated to be approximately $10 million, of which $6 million is for railway projects. The balance is for acquisition of land, terminal upgrades and technological advances. It is anticipated that funding for the capital program for the balance of 1996 will be met by grants from participating state governments, available funds from the lines of credit, cash generated by operations, additional long-term debt and proceeds from sales of non-operating assets. The Company believes it has adequate working capital to fund existing and anticipated operations for at least the next twelve months.

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

The Company has two major customers that provide approximately 70% of the Company's railroad volume. For the six month period ended June 30, 1996, revenue from the two customers was approximately $10,704. The loss of either customer would have a material adverse effect on the Company's results of operations.

Railway operating revenues, consisting of intermodal, carload and other railway operating revenues, declined $1,217 and $1,127 for the three and six month periods ended June 30, 1996 respectively, compared to the same periods in 1995. For the three and six month periods ended June 30, 1996, intermodal revenues, the largest component of railway operating revenues, declined $939 and $900 respectively, compared to the same periods in 1995, due principally to weak international volumes in the second quarter of 1996. Declined business from General Motors is due mostly to changes in shipping patterns due to currency exchange rate fluctuations. Overall, it is anticipated that improved eastbound business will be realized from the traditional seasonal period of July through November.

Carload revenues for the three and six month periods ended June 30, 1996 declined $221 and $240 respectively, compared to the same periods in 1995, due mainly to declines in shipments for plastics, paper, lumber and building materials, and motor vehicles.

Other operating revenues for the three and six month periods ended June 30, 1996 declined $78 and $343, respectively, compared to the same periods in 1995, due principally to reduced rent revenue and lower billable construction costs.

Maintenance, transportation and car hire expenses in the aggregate for the three and six month periods ended June 30, 1996 declined $1,169 and $964 respectively, compared to the same periods in 1995.

Maintenance expenses in the aggregate for the three and six month periods ended June 30, 1996 decreased $75 and increased $189 respectively, compared to the same periods in 1995. The increase in the six month period of 1996 is due principally to increased expenses necessary to maintain and provide reliable power to support the Company's intermodal business.

Transportation expenses in the aggregate for the three and six month periods ended June 30, 1996 declined $1,153 and $1,232 respectively, compared to the same periods in 1995, due principally to lower international intermodal and carload business, and the effects of the Company's on-going cost-cutting initiatives. During the second quarter of 1996, the Company renegotiated a haulage agreement with a connecting Class I carrier that will create new marketing initiatives and result in overall lower haulage related expenses, offset principally by incremental increases in fuel, horsepower hours and car hire.
Car hire expenses for the three and six month periods ended June 30, 1996 increased $73 and $104 respectively, compared to the same periods in 1995, due mostly to incremental increases from the renegotiated haulage agreement, offset by declines in certain intermodal volume.

Depreciation and amortization expenses for the three and six month periods ended June 30, 1996 increased $104 and $217 respectively, compared to the 1995 periods, due mainly to additions to property, plant and equipment.

General, administrative and other expenses in the aggregate for the three and six month periods ended June 30, 1996 declined $275 and $355 respectively, compared to the 1995 periods, due principally to the payment of a $337 company-wide bonus in the second quarter of 1995. Additionally, the positive effects of recovering amounts in excess of incremental expenses for administrative and clerical support provided to the TP&W pursuant to an Administrative Services Agreement entered into January 31, 1996 contributed to the reduced expenses.

As a result of the foregoing, the operating ratios for the three and six month periods ended June 30, 1996 were 108.6% and 110.9% respectively, compared to 107.9% and 107.8% for the comparable
1995 periods.

Interest expense net, consisting of interest expense (net of capitalized interest) and interest income for the three and six month periods ended June 30, 1996 increased $47 and $118 respectively, compared to the 1995 periods. In the three and six month periods of 1996, total interest expense was $431 and $842 respectively, compared to $360 and $721 in the respective 1995 periods, due principally to interest rate and average outstanding debt differentials.

Gain on sale of property, equipment and other for the three and six month periods ended June 30, 1996 declined approximately $5 million compared to the 1995 periods, due principally to the sale in 1995 of an 8.8 mile railroad line located in Union County, New Jersey to the State of New Jersey for $6.4 million. During the three month period ended June 30, 1996, various track materials of a non-operating Company subsidiary were sold resulting in a gain of $235. Cash proceeds were $255.

The Company's effective income tax rate on income (loss) before income taxes for the six month period ended June 30, 1996 was 33.9% compared to 33.0% in the respective 1995 period.

On January 26, 1996, the Company declared a 5% stock dividend payable to stockholders of record February 17, 1996. The dividend was paid on March 20, 1996, resulting in the issuance of 82,297 shares of common stock. All data in the accompanying financial statements and related notes have been restated to give effect to the dividend.
                                    - 12 -

                                   PART II
- -----------------------------------------------------------------------------
                             OTHER INFORMATION
                             -----------------


Item 1.   Legal Proceedings
- ---------------------------
          None.


Item 2.   Changes in Rights of Security Holders
- -----------------------------------------------
          By Certificate of Amendment of the Certificate of Incorporation of the Registrant dated June 3, 1996, the Registrant's authorized capital stock was increased from 10,000,000 shares of common stock, par value $.125 per share, to 11,000,000 shares consisting of 1,000,000 Preferred Shares having a par value of $.125 per share issuable in series as designated by Registrant's Board of Directors, and 10,000,000 common shares having a par value of $.125 per share. This amendment to Registrant's Certificate of Incorporation was authorized by the affirmative vote of a majority of all outstanding shares of the Registrant at its June 1, 1996 Annual Meeting of Shareholders. (See Item 4)


Item 3.   Defaults on Senior Securities
- ---------------------------------------
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------
          At the Annual Meeting of Shareholders held in Cooperstown, New York on June 1, 1996, at which 1,391,507 shares, or 80% of the shares outstanding, were present in person or by proxy, the nominees listed in the Registrant's Proxy Statement were elected and other actions taken as follows:

                                                     For   Against   Abstain
                                               --------- --------- ---------
         1.   Election of Directors
                 Walter G. Rich                1,378,435    13,072         -
                 Charles S. Brenner            1,378,435    13,072         -
                 Harvey Polly                  1,359,990    31,517         -

         2.   Amendment of the Certificate
              of Incorporation to authorize
              a new class of 1,000,000 shares
              of preferred stock issuable in
              series                           1,073,635    88,744   229,128

         3.   Ratification of Appointment of
              Independent Accountants          1,359,435       530    24,462


Item 5.   Other Information
- ---------------------------
          None.


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------
     a)   Exhibits:

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


     3.2  Certificate of Amendment of                  -
          Certificate of Incorporation of
          Delaware Otsego Corporation
          dated June 3, 1996

     3.3  By-Laws of DOC dated April 5,      Exhibit 3.8 to Registrant's
          1988                               Annual Report on Form 10-K
                                             dated December 31, 1988

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

    10.22 Delaware Otsego Corporation        Exhibit B to efinitive
          1987 Stock Option Plan             Proxy Statement Dated
                                             October 7, 1987

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

    10.30 Deficiency Guarantee among         Exhibit 10.30 to Registrant's
          DOC and others and Credit-         Annual Report on Form 10-K
          anstalt Corporate Finance, Inc.    dated March 24, 1996
          dated January 31, 1996

    10.31 Cash Collateral Agreement          Exhibit 10.31 to Registrant's
          among DOC and others and           Annual Report on Form 10-K
          Creditanstalt Corporate Finance,   dated March 24, 1996
          Inc. dated January 31, 1996


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



                                        DELAWARE OTSEGO CORPORATION
                                        -------------------------------
                                                 (Registrant)



Date:   August 14, 1996
                                        WALTER G. RICH
                                        -------------------------------
                                        Walter G. Rich
                                        President and
                                        Chief Executive Officer



                                        ROBERT E. PIERCE
                                        -------------------------------
                                        Robert E. Pierce
                                        Vice President / Controller and
                                        Chief Accounting Officer