Form 10-Q
period 1996-09-30
DELAWARE OTSEGO CORP
filed 1996-11-13
CIK 757189

TOTAL AGGREGATE
                                                      NUMBER OF PAGES:_19_

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1996

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

                     Yes___X___    No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .125 Par Value               1,744,177
------------------------------  ---------------------------------
         (Title of Class)       Outstanding at September 30, 1996

                                   INDEX
----------------------------------------------------------------------------
               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------

                                                      Page
                                                      ----
PART 1.   FINANCIAL INFORMATION
-------------------------------
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -        3
          September 30, 1996 and December 31, 1995

          Condensed Consolidated Statements of           5
          Operations - Three months ended September
          30, 1996 and September 30, 1995; Nine
          months ended September 30, 1996 and
          September 30, 1995

          Condensed Consolidated Statements of           6
          Cash Flows - Nine months ended September
          30, 1996 and September 30, 1995

          Notes to Condensed Consolidated                7
          Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis           8
          of Financial Condition and Results
          of Operations


PART II.  OTHER  INFORMATION                            14
----------------------------


SIGNATURES                                              18
----------

                     Part I - Financial Information
             DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (THOUSANDS)
----------------------------------------------------------------------------
                                                 Sep 30, 1996   Dec 31, 1995
                                                 ------------   ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                        $  1,219       $  1,213
    Accounts receivable                                 8,538          5,406
    Reimbursable construction costs                     1,410          1,212
    Materials and supplies                                822            742
    Deferred income taxes                                 332            332
    Prepaid expenses                                      925            698
    Other current assets                                  177            665
                                                 ------------   ------------
    TOTAL CURRENT ASSETS                               13,423         10,268

PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment                      95,770         92,401
    Less accumulated depreciation and amortization    (32,642)       (29,414)
                                                 ------------   ------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT               63,128         62,987

OTHER ASSETS
    Other assets                                        1,154          1,523
    Investment in Affiliate                             2,259              -
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                 3,413          1,523
                                                 ------------   ------------
TOTAL ASSETS                                         $ 79,964       $ 74,778
                                                 ============   ============

The accompanying notes are an integral part of the financial statements.

                     Part I - Financial Information
             DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (THOUSANDS)
----------------------------------------------------------------------------
                                                Sep 30, 1996    Dec 31, 1995
                                                ------------    ------------
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to bank                          $  3,200        $  2,100
     Accounts payable                                 12,758          10,400
     Accrued and other current liabilities             2,033           1,977
     Current maturities of long-term debt              1,603           1,075
                                                ------------    ------------
          TOTAL CURRENT LIABILITIES                   19,594          15,552

LONG-TERM LIABILITIES
     Long-term debt                                   12,580          12,802
     Deferred income tax                              10,465          10,398

SUBORDINATED NOTES
     6.5% Convertible subordinated notes               3,580           3,580
                                                ------------    ------------
          TOTAL LONG-TERM LIABILITIES                 26,625          26,780
                                                ------------    ------------
          TOTAL LIABILITIES                           46,219          42,332
                                                ------------    ------------
STOCKHOLDERS' EQUITY
    Common stock and  additional paid-in capital       5,478           4,231
    Contributed capital                               19,250          18,021
    Retained earnings                                  9,017          10,194
                                                ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                  33,745          32,446
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 79,964        $ 74,778
                                                ============    ============

The accompanying notes are an integral part of the financial statements.

               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                Unaudited
                   (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------
                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                        September 30,        September 30,
                                      ------------------  ------------------
                                          1996      1995      1996      1995
                                      --------  --------  --------  --------
OPERATING REVENUES
 Railway operating revenues           $  8,036  $  8,773  $ 22,504  $ 24,369
 Other operating revenues                  548       418     1,405     1,618
                                      --------  --------  --------  --------
    TOTAL OPERATING REVENUES             8,584     9,191    23,909    25,987

OPERATING EXPENSES
 Maintenance, transportation
    and car hire                         5,464     6,724    17,889    20,113
 Depreciation and amortization           1,163     1,054     3,427     3,101
 General, administrative and other       1,228     1,227     3,537     3,891
                                      --------  --------  --------  --------
    TOTAL OPERATING EXPENSES             7,855     9,005    24,853    27,105
                                      --------  --------  --------  --------
INCOME (LOSS) FROM OPERATIONS              729       186      (944)   (1,118)

OTHER INCOME (EXPENSE)
 Interest expense, net                    (371)     (348)   (1,125)     (985)
 Gain on sale of property, equipment
    and other                               59        36       310     5,260
                                      --------  --------  --------  --------
    OTHER INCOME (EXPENSE), NET           (312)     (312)     (815)    4,275
                                      --------  --------  --------  --------
Income (Loss) before income taxes          417      (126)   (1,759)    3,157

Provision for income tax
 (expense) benefit                        (167)       42       573    (1,042)
                                      --------  --------  --------  --------
INCOME (LOSS) BEFORE EQUITY
 INTEREST IN INCOME OF AFFILIATE           250       (84)   (1,186)    2,115

EQUITY INTEREST IN
 INCOME OF AFFILIATE                        68         -         9         -
                                      --------  --------  --------  --------
     NET INCOME (LOSS)                $    318  $    (84) $ (1,177) $  2,115
                                      ========  ========  ========  ========

Primary Earnings (Loss) per Share     $   0.18  $  (0.05) $  (0.68) $   1.31
                                      ========  ========  ========  ========
Fully Diluted Earnings
 (Loss) per Share                     $   0.17         -         -  $   1.14
                                      ========  ========  ========  ========

 The accompanying notes are an integral part of the financial statements.

              DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited
                              (THOUSANDS)
----------------------------------------------------------------------------
                                                      NINE MONTHS ENDED
                                               ----------------------------
                                               Sep 30, 1996    Sep 30, 1995
                                               ------------    ------------
OPERATING ACTIVITIES
 Net (loss) income                               $   (1,177)     $    2,115
 Adjustments to reconcile net
  (loss) income to net cash provided (used)
  by operating activities:
 Depreciation and amortization                        3,427           3,101
 Provision for losses on accounts receivable              6             (10)
 Provision for deferred income taxes                   (567)            996
 Gain on sale of fixed assets                          (297)         (5,261)
 Equity interest in income of affiliate                  (9)              -
 Amortization of deferred income                          -            (127)
 Changes in operating assets and liabilities:
 (Increase) Decrease in accounts receivable          (3,138)            262
 Decrease (Increase) in materials, supplies,
  prepaids and other current assets                      29            (750)
 Increase (Decrease) in accounts payable and
  accrued expenses                                    2,414            (368)
 Increase in other assets                              (233)            (65)
                                                 ----------      ----------
Net Cash Provided (Used) by Operating Activities        455            (107)

INVESTING ACTIVITIES
 Additions to property, plant and equipment          (3,610)         (8,336)
 Investment in affiliate                             (2,000)              -
 Acquisition of intangible assets                         -             (23)
 Proceeds and deposits from sale
  of assets\easement                                    326           6,277
 Contributed capital                                  1,862           1,716
                                                 ----------      ----------
Net Cash Used by Investing Activities                (3,422)           (366)

FINANCING ACTIVITIES
 Increase (decrease) in notes payable                 1,100          (2,200)
 Proceeds from long-term borrowings                   1,171           4,575
 Principal payments on long-term debt                  (865)         (1,774)
 Proceeds from (payments on) other borrowings           577            (406)
 Issuance of common stock                               998               -
 Dividends paid                                          (8)             (7)
                                                 ----------      ----------
Net Cash Provided By Financing Activities             2,973             188

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          6            (285)
Cash and cash equivalents at beginning of period      1,213           1,308
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    1,219      $    1,023
                                                 ==========      ==========

The accompanying notes are an integral part of the financial statements.

DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------
1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
     10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
     (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

2. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ended December 31, 1996, due to certain
     freight revenues subject to seasonal variations.   For further
     information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3. Certain prior year data has been reclassified to conform to the 1996 presentation.

4. Earnings per common share have been adjusted retroactively to reflect a 5% stock dividend declared January 26, 1996.

5. Investment in affiliate on the consolidated balance sheet and equity interest in income of affiliate on the consolidated statement of operations reflects the Company's acquisition of a 40% interest in The Toledo, Peoria and Western Railroad Corporation ("TP&W") on January 31, 1996. During the three and eight month periods ended September 30, 1996, the TP&W realized a net income of $163 and $15, respectively. The investment is accounted for under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (THOUSANDS)
----------------------------------------------------------------------------
JANUARY, 1996 ACQUISITION
-------------------------
On January 31, 1996, the Company completed the purchase of a 40% interest in The Toledo, Peoria and Western Railroad Corporation
("TP&W") for consideration totalling $2.25 million, including
125,000 shares of the Company's common stock. The non-stock portion of the consideration for the acquisition was funded through a $1 million loan. Additionally, the Company issued warrants to purchase 60,000 common shares to another party involved in the transaction. The exercise price of each warrant is $9.53 per share, after giving effect to the 5% stock dividend declared
January 26, 1996. The Company performs administrative services for the TP&W which have had a positive impact on general and administrative expenses for 1996 and are expected to continue to have a positive impact in the future. At December 31, 1995, the Company had incurred $592 of advances related to the purchase which were recorded in other current assets. The $592 was reimbursed at closing on January 31, 1996. The investment is accounted for under the provisions of APB 18, The Equity Method of Accounting for
Investments in Common Stock.


The following Management's Discussion and Analysis of Financial
Condition and Results of Operations relates to the continuing operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's cash and cash equivalents at September 30, 1996, totaled $1,219. Cash generated from operations, sales of property, additional debt and contributed capital are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, and working capital requirements.

At September 30, 1996, the Company's working capital deficit was $6,171, compared to $5,284 at December 31, 1995, resulting in a working capital ratio of 68.5% compared to 66.0% at December 31, 1995. Total long-term liabilities at September 30, 1996 were $26,625. Long-term debt (exclusive of current maturities) including convertible subordinated notes, as a percentage of equity at September 30, 1996, was 47.9% compared to 50.5% at December 31, 1995, and total capitalization (long-term debt, convertible subordinated notes and equity) was $49,905 compared to $48,828 at December 31, 1995.

At September 30, 1996, notes payable consist of a secured advance under a $5 million line of credit with Manufacturers and Traders Trust Company. Interest on these borrowings is at prime plus 1.25%. Prime at September 30, 1996 was 8.25%. Available borrowings are based on and secured by eligible accounts receivable. At September 30, 1996, eligible accounts receivable were $5.7 million and borrowings on the line were $3.2 million.

The Company may borrow up to $500 from an equipment line of credit with Key Bank of New York which expires on April 30, 1997. At September 30, 1996, the Company had drawn down $171 on the line. The interest rate is the lender's base rate plus three quarters percent (3/4%.) At September 30, 1996 the lender's base rate was 8.25%.

During the three and nine month periods ended September 30, 1996, the Company borrowed $21 and $577, respectively from the cash value of certain key-man life insurance contracts. Interest rates on these borrowings range from 7.30% to 8.00%.

In the nine month period ended September 30, 1996, additions to property, plant and equipment were $3,610 of which $1,862 or 51.6% was funded by grants from the New York and New Jersey Departments of Transportation. The balance was provided by additional debt. Based upon the availability of funds, the Company's capital spending program for the balance of 1996 is anticipated to be approximately $6 million, of which $2 million is for railway projects. The balance is for acquisition of land, discussed below, terminal upgrades and technological advances. It is anticipated that funding for the capital program for the balance of 1996 will be met by grants from participating state governments, available funds from the lines of credit, cash generated by operations, additional long-term debt and proceeds from sales of non-operating assets. The Company believes it has adequate working capital to fund existing and anticipated operations for at least the next twelve months.

The Company is under contract to acquire certain property which it currently leases for use as a bulk distribution facility. The purchase price of approximately $3.5 million will be funded from a

$500,000 deposit made in 1995, $2.5 million of new long-term debt and the Company's working capital. The transaction will be finalized upon the resolution of certain issues relating to the real property taxation of the property, which is expected to occur in late 1996 or early 1997.

As was reported in the December 31, 1995 Annual Report on Form 10-K, the Company entered into a contract to sell certain parcels of railroad property of a non-operating Company subsidiary for $500, which is anticipated to close during 1996 or early 1997. The carrying amount is estimated at $110. A portion of the purchase price is subject to the buyers obtaining government funding. The proceeds will be used for working capital purposes.


RESULTS OF OPERATIONS
---------------------
The Company relies on, and its ability to compete is dependent upon its rail connections with CP and with Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company. Please note the discussion of proposed changes in the ownership of Conrail set forth below.

The Company has two major customers that provided approximately $15,947 or 67% and $17,174 or 66% of the Company's operating revenues for the nine month periods ended September 30, 1996 and 1995, respectively. The loss of either customer would have a material adverse effect on the company's results of operations.

Railway operating revenues, consisting of intermodal, carload and other railway operating revenues, declined $737 and $1,865 for the three and nine month periods ended September 30, 1996 respectively, compared to the same periods in 1995. For the three and nine month periods ended September 30, 1996, intermodal revenues, the largest component of railway operating revenues, declined $1,110 and $2,009 respectively, compared to the same periods in 1995, due principally to weak international volumes in the second and third quarters of 1996.

Carload revenues for the three and nine month periods ended September 30, 1996 increased $423 and $183 respectively, compared to the same periods in 1995, due mainly to movements of contaminated soil in the third quarter of 1996, partially offset by year-to-date declines in shipments for plastics, paper, lumber, building materials and motor vehicles. The contaminated soil shipments are expected to continue until December, 1996.

Other operating revenues for the three month period ended
September 30, 1996 rose $130 over the corresponding period of 1995, due mainly to an increase in construction related revenues. However, other operating revenues were $213 lower in the nine month period ended September 30, 1996 compared to the same period in 1995, due principally to reduced rent revenue and lower overall billable construction costs.

Maintenance, transportation and car hire expenses in the aggregate for the three and nine month periods ended September 30, 1996 declined $1,260 and $2,224 respectively, compared to the same periods in 1995.

Maintenance expenses in the aggregate for the three and nine month periods ended September 30, 1996 declined $370 and $181 respectively, compared to the same periods in 1995. The Company recognized an adjustment for an overpayment of fees under a trackage rights agreement in the third quarter of 1996 and $252 of the decreased maintenance expenses is attributable to that adjustment. Also contributing to declined expenses are the effects of lower traffic levels and the Company's on-going cost-cutting initiatives, offset in part for the nine month period by expenses related to severe winter weather in January, 1996.

Transportation expenses in the aggregate for the three and nine month periods ended September 30, 1996 declined $1,021 and $2,278 respectively, compared to the same periods in 1995, due principally to lower traffic volumes, the effects of a new haulage agreement and cost-cutting measures. During the second quarter of 1996, the Company renegotiated a haulage agreement with a connecting Class I carrier that will create new marketing initiatives and result in overall lower haulage related expenses, offset principally by incremental increases in fuel, locomotive lease costs and car hire. Car hire expenses for the three and nine month periods ended September 30, 1996 increased $131 and $235 respectively, compared to the same periods in 1995, due to these changes in the haulage agreement.

Depreciation and amortization expenses for the three and nine month periods ended September 30, 1996 increased $109 and $326 respectively, compared to the 1995 periods, due mainly to additions to property, plant and equipment.

General, administrative and other expenses in the aggregate for the three and nine month periods ended September 30, 1996 increased $1 and declined $354 respectively, compared to the 1995 periods, due principally to the payment of a $337 company-wide bonus in the second quarter of 1995. Additionally, the positive effects of recovering amounts in excess of incremental expenses for administrative and clerical support provided to the TP&W pursuant to an Administrative Services Agreement entered into January 31, 1996 contributed to the reduced expenses, principally offset by increased marketing and legal expenses.

As a result of the foregoing, the operating ratios for the three and nine month periods ended September 30, 1996 were 91.5% and 103.9% respectively, compared to 98.0% and 104.3% for the comparable 1995 periods. The operating ratio is computed by dividing operating expenses by operating revenues.

Interest expense net, consisting of interest expense (net of capitalized interest) and interest income for the three and nine month periods ended September 30, 1996 increased $23 and $140 respectively, compared to the 1995 periods. In the three and nine month periods of 1996, total interest expense was $432 and $1,275 respectively, compared to $391 and $1,102 in the respective 1995 periods, due principally to interest rate and average outstanding debt differentials.

Gain on sale of property, equipment and other for the three and nine month periods ended September 30, 1996 increased $23 and declined approximately $5 million, respectively compared to the 1995 periods due to the recognition of real estate sales during the periods in which such transactions closed.

The Company's effective income tax rate on income (loss) before income taxes for the nine month period ended September 30, 1996 was 32.6% compared to 33.0% in the respective 1995 period.

On January 26, 1996, the Company declared a 5% stock dividend payable to stockholders of record February 17, 1996. The dividend was paid on March 20, 1996, resulting in the issuance of 82,297 shares of common stock. All data in the accompanying financial statements and related exhibits have been restated to give effect to the dividend.

POTENTIAL CHANGE IN OWNERSHIP OF CONRAIL
----------------------------------------
On October 15, 1996 CSX Corporation and Conrail announced plans to merge. Thereafter, Norfolk Southern announced a competing tender offer to acquire ownership of Conrail. The Company's main operating subsidiary, NYS&W, derives approximately 47% of its operating revenue from traffic hauled for a CSX subsidiary, and derives approximately 20% of its operating revenue from Hanjin from intermodal traffic hauled in conjunction with Norfolk Southern.
The Company has multi year contracts for both of these revenues sources. The Company is unable to predict either the final outcome of the restructuring of the eastern U.S. railroad system at this time, or the impact such restructuring, if it occurs, will have on the Company in the future.

                                  PART II
----------------------------------------------------------------------------
                             OTHER INFORMATION
----------------------------------------------------------------------------


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

3.2       Certificate of Amendment of        Exhibit 3.2 to Registrant's
          Certificate of Incorporation of    Form 10-Q dated June 30, 1996
          Delaware Otsego Corporation
          dated June 3, 1996

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

11        Computation of Earnings            -
          Per Share

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



                                             DELAWARE OTSEGO CORPORATION
                                             (Registrant)


                                             WALTER G. RICH
Date:   November 13, 1996                    ---------------------------
                                             Walter G. Rich
                                             President and
                                             Chief Executive Officer




                                             WILLIAM B. BLATTER
                                             ---------------------------
                                             William B. Blatter
                                             Senior Vice President and
                                             Chief Financial Officer