Form 10-K405
period 1996-12-31
DELAWARE OTSEGO CORP
filed 1997-03-28
CIK 757189

Aggregate No. Pages: 49

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996
                         Commission File # 0-12985

                        DELAWARE OTSEGO CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             New York                            16-0913491
  -------------------------------        ----------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

1 Railroad Ave., Cooperstown, New York                  13326
---------------------------------------- ----------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (607) 547-2555
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Act:

        Title of each class       Name of each exchange on which registered
        -------------------       -----------------------------------------
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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $20,676,585 as of March 18, 1997.

                                  1,830,880
---------------------------------------------------------------------------
    (Number of shares of Common Stock outstanding as of March 18, 1997)

                      DOCUMENTS INCORPORATED BY REFERENCE
Information with respect to Directors in Item 10 and the information required by Items 11-13 is incorporated herein by reference from the proxy material of the Registrant in connection with its annual meeting of shareholders scheduled for June 7, 1997.

                                  PART I
---------------------------------------------------------------------------
Item 1.  BUSINESS
-----------------
General
-------
     Delaware Otsego Corporation, a New York corporation, is a railroad holding company. The Company's principal executive offices are located at 1 Railroad Avenue, Cooperstown, New York 13326, and its telephone number is (607) 547-2555. As used in this Form 10-K, unless the context requires otherwise, the term "Company" or "DOC" refers to Delaware Otsego Corporation and its wholly-owned subsidiaries.

     The Company operates in one business segment - railroad transport-ation. DOC's rail system provides rail service for customers along its routes in Upstate New York and Northern New Jersey and access to the national rail system through interchange facilities with two of the major northeastern railroads, Conrail, Inc. ("Conrail") and the CP Rail System ("CP"). Additionally, pursuant to a Haulage Agreement with CP, the Company has direct access with the Norfolk Southern rail system and other carriers in Buffalo, NY. DOC's railroad system is devoted principally to carrying freight, but also generates revenue through the operation of passenger excursion trains. DOC seeks to encourage development on and near, and utilization of, its real estate and rights-of-way by potential shippers and as a possible source of additional revenue. The Company also generates revenues by granting to various entities, such as utilities, pipeline and communication companies and non-industrial tenants, the right to occupy its railroad right-of-way and other real property. The Company also hires rail equipment to, and repairs rail equipment owned by, others, provides services related to the transfer of bulk commodities from railcar to truck, and provides administrative services related to railroad operations.

     On January 31, 1996, the Company acquired a 40% interest in The Toledo, Peoria and Western Railroad Corporation ("TP&W"). The investment is accounted for under the provisions of APB 18, The Equity Method of Accounting for Investments in Common Stock. TP&W owns a 284 mile Class III regional railroad which provides rail service on a generally East-West route from Fort Madison, Iowa through Central Illinois (approximately 70 miles south of Chicago) to Logansport, Indiana. TP&W hauls agricultural products, chemicals, coal, fertilizer, food products, steel and manufactured goods and consumer products, and operates two intermodal facilities. In addition to its ownership interest, the Company derives revenue by providing certain administrative services to TP&W.

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

     On October 15, 1996 CSX Corporation and Conrail announced plans to merge. Thereafter, Norfolk Southern announced a competing tender offer to acquire ownership of Conrail. Recent announcements in the press as of the date of this filing indicate that the rail lines of Conrail will be divided between CSX and Norfolk Southern. The Company's main operating subsidiary, NYS&W, derives approximately 49% of its operating revenue from traffic hauled for a CSX subsidiary, and derives approximately 20% of its operating revenue from intermodal traffic hauled in conjunction with Norfolk Southern. The Company has multi-year contracts for both of these revenue sources.
The Company is unable to predict at this time either the final outcome of this possible restructuring of the eastern U.S. railroad system arising from the proposed sale of Conrail, or the impact such restructuring, if it occurs, will have on the Company in the future.

     The Company presently serves over 110 customers in its railroad operations, two of which accounted for approximately 69% of its traffic volume. In 1996, the Company earned approximately $15.8 million from CSX Intermodal, Inc., representing 49% of operating revenues, on traffic moving to CSXI's owned facility located adjacent to the NYS&W at Little Ferry, NJ. 1996 revenues for container traffic moved on behalf of Hanjin Shipping Lines to the Resources Warehousing and Consolidation Services, Incorporated facility ("RWCS"), were approximately $6.3 million, representing 20% of operating revenues. No assurance can be given that such revenue levels will be attained in the future. The principal freight carried by the Company consists of manufactured goods, industrial raw materials, paper products, and agricultural commodities.

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

     The Company, as the owner of real estate, may be responsible under certain circumstances for remediation of environmental conditions on its property, whether or not such conditions arose from the Company's operations. The Company has, with one exception, no knowledge of the existence of any such conditions, but cannot assure that such will not arise or occur in the future. During 1993, The New York, Susquehanna and Western Railway Corporation, a railroad operating subsidiary, received notice from the Environmental Protection Agency (EPA) that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and may be required to share in the cost to clean up a certain site identified by the EPA.
The information presently available to the Company indicates that the estimated liability is less than ten thousand dollars and, therefore, will not have a material effect on the consolidated financial condition or results of operation.

Employees
---------
     At December 31, 1996, the Company employed 172 people, of whom 93 were operating personnel, 8 were supervisors, 44 were office and sales personnel, and 27 were executive officers and managerial personnel. 30 of the Company's operating personnel are subject to a collective bargaining agreement with the Brotherhood of Locomotive Engineers (BLE) which sets their general level of compensation and working conditions through December 31, 1996. The Company is currently negotiating with the BLE regarding these matters for periods after December 31, 1996. In 1995, the Company reached a collective bargaining agreement with the Brotherhood of Maintenance of Way Employes ("BMWE") covering 30 employees of the Company's Track Department which sets the general level of compensation and working conditions through December 31, 2000. The Company considers its employee relations to be good.

     At December 31, 1996, TP&W employed 93 people of whom 72 were operating personnel, 10 were supervisors and officers, and 11 were sales
and office personnel.   48 of TP&W operating personnel are subject to
collective bargaining agreement with the United Transportation Union which sets their general level of compensation and working conditions through December 31, 1999. 16 of TP&W operating personnel are subject to a collective bargaining agreement with the BMWE, which is currently in the process proscribed by the Railway Labor Act for renegotiation.

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

     The Company owns 82.6 miles of track and right-of-way in New Jersey and Orange County, New York and jointly owns with the County of Sussex, New Jersey, an additional 8.8 miles of track and right-of-way. Together these tracks and rights-of-way run from Jersey City, New Jersey to Warwick, New York and are referred to as the Southern Division.

     The Company has trackage and other operating rights to run over track owned by Conrail from Warwick, NY to Binghamton, NY and, alternatively, from Passaic Junction, NJ to Binghamton, NY. Although unlikely, these trackage rights may be terminated if their use is abandoned by its owners upon compliance with certain statutory procedures which may require approval of the Surface Transportation Board.

     The Company operates over 186.2 miles of track and right-of-way running from Binghamton, NY to Syracuse, NY (the Syracuse Branch ) and Chenango Forks, NY to Utica, NY (the Utica Branch ) pursuant to lease-purchase arrangements with six County Industrial Development Agencies. These leases, which expire in April, 1997, result in real estate tax savings. The Company has requested that these leases be extended for a period of five years. At the date of this filing, all six County
Industrial Development Agencies have agreed to such extension.

     The Southern Division and Syracuse Branch consist mainly of Class II track in accordance with FRA standards, allowing operation at speeds of up to 40 mph. Generally all other trackage owned or leased by the Company, with the exception of industrial spurs and sidings, are designated Class III tracks allowing speeds of up to 25 mph.

     The Company owns 21.7 miles of right-of-way between Richfield Springs, NY and Richfield Junction, NY, of which 2.3 miles contains operating track. The track on the balance of this right-of-way was disposed of in 1996, and the Company intends to dispose of the non-operating portion of this right-of-way in 1997.

     The Company owns 15.9 miles of track and right-of-way between Cooperstown, NY and Cooperstown Junction, NY, which has no current rail operations. The Company has contracted to sell this track and right-of-way for $500,000. This sale is expected to close in 1997.

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

     The Company owns 14 locomotives of various manufacture, age and size, three of which were acquired new in 1995, and leases an additional 9 locomotives. The Company believes it has an adequate fleet of locomotives for its current needs. The Company owns fewer than 50 railcars of various types and manufacture, and depends on connecting rail lines and customers to provide cars for outbound loadings.

     TP&W owns approximately 261.2 miles of railroad and has operating rights over approximately 30 miles of track owned by other railroads as part of its integrated railroad system between Fort Madison, Iowa and Logansport, Illinois. TP&W owns 22 locomotives of various age, manufacture and size, and believes it has an adequate fleet of locomotives for its current needs. Substantially all the assets of TP&W are subject to lien or mortgage in connection with obligations of TP&W to Creditanstalt Corporate Finance, Inc.

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

                          Position with                   Officer
Name                  Age the Registrant                    Since
--------------------- --- ------------------------------- -------
Walter G. Rich         51 President, Chief Executive         1968
                             Officer & Director
C. David Soule         46 Executive Vice President           1981
                             & Director
William B. Blatter     62 Senior Vice President &            1988
                             Chief Financial Officer
Nathan R. Fenno        38 Vice President-Law, General        1988
                             Counsel & Secretary
Frank Quattrocchi      47 Vice President & Treasurer         1993
William H. Matteson    46 Vice President-Administration      1991

     Mr. Rich has been a member of the Board of Directors of the Company since 1968, and has been President and Chief Executive Officer since 1971. Mr. Rich is also a director of Norwich Aero Products, Inc., New York State Business Development Corporation, Security Mutual Life Insurance Company of New York, and New York State Electric and Gas Company. Mr. Rich was appointed in 1993 to the New York State Public Transportation Safety Board.

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

     Mr. Quattrocchi joined the NYS&W in June, 1983. Mr. Quattrocchi was promoted to Vice President & Treasurer of the Company in April, 1993.

     Mr. Matteson joined the Company in October, 1987. Mr. Matteson was promoted to Vice President-Administration in Jan. 1991.

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

     Mr. Richard J. Hensel became Vice President-Engineering of NYS&W in April, 1987.

     Mr. Paul Garber joined the NYS&W in 1989, and was appointed Vice President-Marketing & Sales in October, 1990.

     Mr. David Boyd, who previously was employed by TP&W for over five years, joined NYS&W as Vice President-Mechanical and Chief Mechanical Officer in June, 1996.

     Mr. Gordon Fuller joined NYS&W as an Executive Vice President in January, 1996 and will be active in the areas of railroad sales and marketing, governmental relations, industrial development and similar executive level functions. He previously was President of Toledo, Peoria & Western Railway Corporation for over five years.

                                  PART II
---------------------------------------------------------------------------
Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
-------------------------------------------------------------
Market Information
------------------
     The Company's common stock trades in the over-the-counter market and is quoted on the Nasdaq National Market. The symbol for the common stock is "DOCP". The following table sets forth the quarterly high and low sale prices of the Company's common stock as reported by Nasdaq for the two years ending December 31, 1996.

               1996                High     Low
               ---------------- ------- -------
               First Quarter     $11.00   $9.25
               Second Quarter    $11.00   $8.75
               Third Quarter     $ 9.25   $7.50
               Fourth Quarter    $11.00   $7.50

               1995                High     Low
               ---------------- ------- -------
               First Quarter     $11.00   $9.75
               Second Quarter    $10.25   $9.25
               Third Quarter     $10.50   $9.50
               Fourth Quarter    $10.00   $9.00

Holders of Record
-----------------
     As of December 31, 1996, the approximate number of record holders of the Company's common stock was 1,504.

Dividends
---------
     During 1996, the Company paid a 5% stock dividend payable to stockholders of record February 17, 1996. The dividend was paid on March 20, 1996 and 82,297 shares were issued accordingly.

     The Company has declared a 5% stock dividend payable to stockholders of record February 28, 1997, to be paid on March 31, 1997. As a result of this dividend, 86,703 shares will be issued.

     The Company's loan with Manufacturers and Traders Trust Company provides that the Company may not declare any cash dividends in any fiscal year in excess of 40% of Consolidated Net Income in such fiscal year, and that cumulative dividends paid during the term of the loan may not exceed 10% of cumulative retained earnings. In addition, the Financing Agreement between the Company and its subsidiary NYS&W, and the Federal government through the FRA 505 Redeemable Preference Share Program provides that yearly dividends may not exceed 50% of the total additions to retained earnings of the Company for the previous year, nor 50% of the total additions to retained earnings for 1985 and each year thereafter. One agreement further stipulates that the ratio of dividends paid to net income for any fiscal year, may not be greater than that ratio for the five years prior to the agreement.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------
(Thousands except per share amounts)
------------------------------------
                                           Year Ended December 31,
                              ------------------------------------------------
RESULTS OF OPERATIONS:            1996      1995      1994      1993      1992
----------------------------- --------  --------  --------  --------  --------
Operating Revenues            $ 32,282  $ 34,524  $ 27,463  $ 22,610  $ 22,922
Directed Service Revenues (1)        -         -         -         -       149
Loss from Operations              (789)   (1,562)   (2,459)   (2,979)   (2,093)
Other (Expense) Income, Net     (1,078)    4,055      (889)    1,098       166
                              --------  --------  --------  --------  --------
(Loss) Income Before Income
   Taxes, Extraordinary Item
   and Equity Interest in
   Income of Affiliate          (1,867)    2,493    (3,348)   (1,881)   (1,927)
Provision for Income Tax
   Benefit (Expense)               610      (878)    1,128       603       605
Extraordinary Item,
   net of tax  (2)                   -         -      (228)        -       765
Equity Interest in Income
   of Affiliate                     92         -         -         -         -
                              --------  --------  --------  --------  --------
Net (Loss) Income             $ (1,165) $  1,615  $ (2,448) $ (1,278) $   (557)
                              ========  ========  ========  ========  ========
Primary Earnings
 (Loss) per Share:
   Income (Loss) before
     Extraordinary Item       $  (0.64) $   0.95  $  (1.31) $  (0.75) $  (0.78)
  Extraordinary Item                 -         -     (0.13)        -      0.45
                              --------  --------  --------  --------  --------
  Net Income (Loss) per Share $  (0.64) $   0.95  $  (1.44) $  (0.75) $  (0.33)
                              ========  ========  ========  ========  ========
Fully Diluted Earnings
 (Loss) per Share:
  Income (Loss) before
    Extraordinary Item        $  (0.64) $   0.86  $  (1.31) $  (0.75) $  (0.78)
  Extraordinary Item                 -         -     (0.13)        -      0.45
                              --------  --------  --------  --------  --------
  Net Income (Loss) per Share $  (0.64) $   0.86  $  (1.44) $  (0.75) $  (0.33)
                              ========  ========  ========  ========  ========

Cash Dividends Per Share             -         -         -         -  $   0.08

FINANCIAL POSITION:
-----------------------------
  Total Assets                $ 78,323  $ 74,778  $ 68,877  $ 65,619  $ 63,530
  Long-Term Debt                12,383    12,802    10,066    11,167    13,092
  Property, Plant & Equipment   97,724    92,401    84,185    79,680    73,101
  Stockholders' Equity (3)    $ 34,594  $ 32,446  $ 29,511  $ 29,493  $ 28,844


[FN]
(1) Revenue from the Company's temporary operations over lines of the Delaware & Hudson Railway.
(2) See Management's Discussion and Analysis for discussion of the 1994 extraordinary item. The 1992 extraordinary item relates to a debt forgiveness transaction in connection with the termination of a land lease.
(3) All data in the accompanying financial statements and related notes have been restated to give effect to a 5% stock dividend declared on February 19, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------
RESULTS OF OPERATIONS (Dollars in thousands)
--------------------------------------------
Recent Acquisition
------------------
On January 31, 1996, the Company completed the purchase of a 40% interest in The Toledo, Peoria and Western Railroad Corporation
(TP&W) for consideration totaling $2.25 million, including 25,000 shares of the Company's common stock. The non-stock portion of the consideration for the acquisition was funded through a $1 million loan and the private placement of 100,000 shares of the Company's common stock. Additionally, the Company issued warrants to purchase 60,000 common shares to another party involved in the transaction. The Company performs administrative services for the TP&W which have had a positive impact on general and administrative expenses. The investment is accounted for under the provisions of APB 18, The Equity Method of Accounting for Investments in Common Stock. See also Note 12 to the financial statements - Investment in Affiliate.

The TP&W owns a 284 mile Class III regional railroad which provides rail service on a generally East-West route across one of the top grain producing regions in the world. It stretches from Fort Madison, Iowa through Central Illinois (approximately 70 miles south of Chicago) to Logansport, Indiana and includes service to two company-operated intermodal facilities. The TP&W hauls agricultural products, chemicals, coal, fertilizer, food products, steel, manufactured goods and consumer products for such customers as Archer Daniels Midland, Central Illinois Power, Witco, Lonza and Caterpillar. The Company believes that the TP&W's geographic location and connections with over 20 rail carriers, including seven Class I railroads, present numerous opportunities for growth and the acquisition provides the Company with an opportunity to diversify its rail holdings.


The following Management's Discussion and Analysis of Financial
Condition and Results of Operations relates to the continuing operations of the Company.

1996 COMPARED TO 1995
---------------------
Operating Revenues
------------------
1996 railway operating revenues, which include intermodal, carload and all other rail operating revenues, were $30,213 compared with $32,484 in 1995.

Two major customers accounted for approximately 69% and 72% of the Company's 1996 and 1995 operating revenues, respectively. During 1996 and 1995, the Company generated approximately $15.8 million and $17.2 million in revenues, respectively from CSX Intermodal, Inc. During the same periods the Company generated approximately $6.3 million and $7.5 million in revenues from Hanjin Shipping Lines. The loss of either customer or a material reduction in either of their operations would have a material adverse effect on the Company's results of operations.

Intermodal revenues for the year ending December 31, 1996 decreased $2,615 compared to that period in 1995. Intermodal revenues from CSX Intermodal, Inc. decreased $1,396 due principally to weak international volumes and declined business from General Motors as a result of changes in shipping patterns due to currency exchange rate fluctuations. Intermodal revenues derived from shipments on behalf of Hanjin Shipping Lines to the Resources facility declined $1,219, due primarily to market redistributions.

The Company relies on, and its ability to compete is dependent upon, its rail connections with CP and with Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company. On October 15, 1996 CSX Corporation and Conrail announced plans to merge. Thereafter, Norfolk Southern announced a competing tender offer to acquire ownership of Conrail. At the time of this filing, (March 28, 1997) press reports indicate that the rail lines of Conrail will be divided between CSX and Norfolk Southern, although details are not yet known. The Company's main operating subsidiary, NYS&W, derives approximately 49% of its operating revenue from traffic hauled for a CSX subsidiary, and derives approximately 20% of its operating revenue from intermodal traffic hauled in conjunction with Norfolk Southern. The Company has multi year contracts for both of these revenue sources. The Company is unable to predict either the final outcome of the possible restructuring of the eastern U.S. railroad system at this time arising from the proposed sale of Conrail, or the impact such restructuring, if it occurs, will have on the Company in the future.

1996 carload revenues improved $399 compared to 1995, due mainly to movements of contaminated soil in the third and fourth quarters of 1996, partially offset by declines in shipments for plastics, paper, lumber, building materials and motor vehicles.

Real property revenues declined $165 in 1996 as compared to 1995, due mainly to unearned rent revenues recognized as earned when certain property was sold by a Company subsidiary in the second quarter of 1995.

Other operating revenues in the aggregate increased $194 from 1995 to 1996. This increase is primarily attributable to higher construction related revenues.

Operating Expenses
------------------
Maintenance of way expenses in 1996 were $365 lower than in 1995, due mainly to a decline of $220 in trackage rights expenses resulting from lower traffic counts and a benefit recognized as the result of a Conrail audit. Also contributing to reduced maintenance of way expenses were the effects of cost-cutting initiatives and the payment of a Company wide bonus in 1995, offset in part by expenses relating to severe winter weather in January of 1996.

Maintenance of equipment costs were $109 higher during 1996 than in 1995 due to increased expenditures relating to the maintenance of the Company's locomotive fleet.

Transportation expenses declined $3,125 in 1996 compared to 1995 due principally to lower traffic volumes, the effects of a new haulage agreement and cost-cutting measures. During the second quarter of 1996, the Company renegotiated a haulage agreement with CP that has created new marketing initiatives and resulted in overall lower haulage related expenses, offset principally by incremental increases in fuel, locomotive lease costs and car hire.

Car hire expenses in 1996 increased by $355 from 1995 primarily due to the aforesaid changes in the haulage agreement, offset in part by a reduction in intermodal movements.

Additions to the Company's fixed asset base accounted for the increase in depreciation and amortization expense of $418 from 1995 to 1996.

General and administrative and other expenses were $390 lower in 1996 than in 1995 due in part to the positive effects of the

Company's Administrative Services Agreement with TP&W entered into on January 31, 1996. Also contributing to the overall reduction in costs were the Company's ongoing cost reduction measures and the impact of a Company wide bonus paid in 1995. These benefits were partially offset by higher marketing expenses in 1996 resulting from increased efforts in this area.

As a result of the foregoing, operating expenses decreased $3,015 in 1996 as compared to 1995. The operating loss for the twelve month period ended December 31, 1996 of $789 is an improvement of $773 compared to the 1995 period. The operating ratio for 1996 was 102.4% compared to 104.5% in 1995.


Other Income (Expense)
----------------------
Interest expense, which is net of capitalized interest and interest income, increased $183 in 1996 compared to 1995 due principally to interest rate and average outstanding debt differentials.

Gain on sales of property, equipment and other for the year ended December 31, 1996 declined approximately $5 million, compared to the same period in 1995, due principally to the sale in 1995 of an
8.8 mile railroad line located in Union County, New Jersey to the State of New Jersey for $6.4 million resulting in a gain of $5.2 million.

Taxes
-----
The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company recorded a $610 tax benefit in 1996 compared to a tax expense of $878 for 1995. See Note 7 to the financial statements for further discussion concerning income taxes.

Equity Interest in Income of Affiliate
--------------------------------------
The TP&W had net income of $230 for the eleven months ended
December 31, 1996. Accordingly, the Company recognized $92 from its equity interest in the income of the TP&W.

1995 COMPARED TO 1994
---------------------
Operating Revenues
------------------
1995 railway operating revenues, which include intermodal, carload and all other rail operating revenues, were $32,484 or $7,503 greater than in 1994.

Two customers comprised approximately 72% and 64% of the Company's operating revenues, respectively for 1995 and 1994. During those years, the Company earned approximately $17.2 million and $9.8 million, respectively from CSX Intermodal, Inc. During the same periods, the Company earned approximately $7.5 million and $7.7 million from Hanjin Shipping Lines.

Intermodal revenues increased $7,230 in 1995 compared to 1994. Intermodal revenues from CSX Intermodal, Inc. ("CSXI") increased $7,438 due to two new intermodal services that began in the second and third quarters of 1994. Both services transport containerized traffic to CSXI's Little Ferry Terminal in New Jersey. Intermodal revenues derived from shipments on behalf of Hanjin Shipping Lines to the Resources facility declined $208, due mainly to market re-distribution factors and a general softness in international business in the fourth quarter of 1995.

1995 carload revenues improved by $162 compared to 1994, due principally to volume improvements in newsprint and printing paper, contaminated soil, liquid food-grade commodities and automobiles.

Other railway operating revenues improved by $112 in 1995 compared to 1994, due mostly to improved auto terminal and passenger revenues, offset by declines in demurrage and other incidental revenues.

Real property revenues for 1995 were $165 greater than 1994, due mostly to unearned rent revenues recognized as earned when property was sold by a Company subsidiary in the second quarter.

Other operating revenues in 1995 declined $607 compared to 1994, due mostly to declines in construction activity.

Operating Expenses
------------------
Maintenance of way and structures expenses for 1995 were $663 greater than in 1994 due primarily to a bonus paid in 1995 and higher trackage rights expenses associated with the increased intermodal traffic.

Maintenance of equipment expenses were $520 higher during 1995 as compared to 1994 due in large part to increased locomotive maintenance expenses.

Transportation expenses increased in 1995 compared to 1994 by $3,733, due principally to the increase in the Company's intermodal business.

Car hire expenses for 1995 were $261 greater than in 1994, due mostly to the increase in intermodal traffic.

Depreciation and amortization expense for 1995 exceeded 1994 by $301.

General, administrative and other expenses for 1995 were $673 greater than 1994, due in large part to a Company wide bonus paid in 1995.

As a result of the foregoing, operating expenses increased $6,164 in 1995 compared to 1994. For the twelve month period ended December 31, 1995, the Company's operating loss declined by $897 compared to the 1994 period. The operating ratio for 1995 was 104.5% compared to 109.0% for 1994.

Other Income (Expense)
----------------------
Interest expense net, comprised of interest expense (net of capitalized interest) and interest income, for 1995 increased $50 compared to 1994.

Gain on sale of property, equipment and other for 1995 increased $4,994 compared to 1994, due principally to the sale in 1995 of an
8.8 mile railroad line located in Union County, New Jersey to the State of New Jersey for $6.4 million resulting in a gain of $5.2 million.

Taxes
-----
The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company's provision for income taxes on income (loss) before extraordinary item resulted in a $878 tax expense in 1995 compared to a tax benefit of $1,128 for 1994. See Note 7 to financial statements for further discussion concerning income taxes.

LIQUIDITY AND CAPITAL RESOURCES (In thousands, except share amounts)
--------------------------------------------------------------------
Liquidity refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power to meet its short-term and long-term cash requirements. At December 31, 1996 the Company had a working capital deficit of $6,022 and cash and cash equivalents of $1,179 compared to a working capital deficit of $5,284 and cash and cash equivalents of $1,213 at December 31, 1995.

Total long-term liabilities at December 31, 1996 were $26,855, an increase of $75 compared to the previous year. Long-term debt exclusive of current maturities, as a percentage of equity at December 31, 1996 was 35.8% compared to 39.5% at December 31, 1995. Total capitalization which consists of long-term debt, convertible subordinated notes and equity was $50,561 at December 31, 1996, an increase of $1,733 from December 31, 1995.

In 1995, the Company entered into an equipment line of credit with Key Bank of New York, whereby it may borrow up to $500. The interest rate is the lender's base rate plus three quarters percent. At December 31, 1996, the base rate was 8.25%. The line expires on April 30, 1997.

Property, plant and equipment additions for 1996 were $5,584 of which $3,138 was funded by grants from the New York and New Jersey Departments of Transportation. The balance of $2,446 was provided by cash from operations, proceeds from additional debt and sales of real property.

Late in 1995, the Company entered into a contract to sell certain parcels of railroad property of a non-operating subsidiary. The selling price is expected to be $500 and the carrying amount is estimated at $110. This transaction is expected to close during the first half of 1997 and the proceeds will be used for working capital purposes.

The Company's spending program for 1997, including commitments, is projected at approximately $15 million, of which $6 million will be for railway projects, $8 million for acquisitions of land for terminals and rehabilitations of facilities and the remainder for improvements to and purchases of locomotives and other equipment. See also Note 11 to the financial statements. The expenditures are expected to be funded from grants from participating state governments which are expected to continue beyond 1997, cash from operations, debt financing and proceeds from sales of non-operating property.

During 1996, the Company paid a 5% stock dividend payable to stockholders of record February 17, 1996. The dividend was paid on March 20, 1996, resulting in the issuance of an additional 82,297 shares. Subsequent to year end, the Company declared a 5% stock dividend payable to stockholders of record February 28, 1997. The dividend will be paid on March 31, 1997 and 86,703 shares will be issued accordingly.


SEASONALITY AND EFFECTS OF INFLATION
------------------------------------
The Company's container revenues are affected by seasonal demands for consumer goods, generally resulting in higher intermodal revenues in the third quarter. The effects of inflation have not had a material effect on the Company's operating expenses in the aggregate.

The Company enters into a diesel fuel supply agreement to hedge its exposures to price fluctuations on approximately 35% of its anticipated fuel requirements during an eight month period beginning in the fall, for its freight transportation business.
The nature of the hedging transaction does not result in any significant risk to the Company.

Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property and equipment. The Company is a capital-intensive company and has approximately $97.7 million invested in such assets. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.


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

POTENTIAL CHANGE IN OWNERSHIP OF CONRAIL
----------------------------------------
On October 15, 1996 CSX Corporation and Conrail announced plans to merge. Thereafter, Norfolk Southern announced a competing tender offer to acquire ownership of Conrail. At the time of this filing, (March 28, 1997) press reports indicate that the rail lines of Conrail will be divided between CSX and Norfolk Southern, although details are not yet known. The Company's main operating subsidiary, NYS&W, derives approximately 49% of its operating revenue from traffic hauled for a CSX subsidiary, and derives approximately 20% of its operating revenue from intermodal traffic hauled in conjunction with Norfolk Southern. The Company has multi year contracts for both of these revenue sources. The Company is unable to predict either the final outcome of the possible restructuring of the eastern U.S. railroad system at this time arising from the proposed sale of Conrail, or the impact such restructuring, if it occurs, will have on the Company in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The Financial Statements and Supplementary Data begin on next page.

REPORT OF INDEPENDENT AUDITORS
------------------------------
Board of Directors and Stockholders
Delaware Otsego Corporation
-----------------------------------

We have audited the accompanying consolidated balance sheets of Delaware Otsego Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delaware Otsego Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with the generally accepted accounting principles.


                                 /s/ Ernst & Young LLP



Syracuse, New York
February 28, 1997, except for Note 13
   as to which the date is March 24, 1997

                         CONSOLIDATED BALANCE SHEETS
                 DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                      (THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------
                                  ASSETS
                                  ------
                                                           December 31,
                                                      -------------------
                                                          1996       1995
                                                      --------   --------
CURRENT ASSETS
    Cash and cash equivalents                         $  1,179   $  1,213
    Accounts receivable                                  5,269      5,406
    Reimbursable construction costs                      1,794      1,212
    Materials and supplies                               1,179        742
    Deferred income taxes                                  332        332
    Prepaid expenses                                       730        698
    Other current assets - Note 12                         369        665
                                                      --------   --------
      TOTAL CURRENT ASSETS                              10,852     10,268

PROPERTY, PLANT AND EQUIPMENT
    Land                                                 1,731      1,658
    Buildings, machinery, equipment
      and leasehold improvements                        95,993     90,743
                                                      --------   --------
                                                        97,724     92,401

    Less accumulated depreciation and amortization     (33,790)   (29,414)
                                                      --------   --------
      TOTAL PROPERTY, PLANT AND EQUIPMENT               63,934     62,987

OTHER ASSETS
    Other assets                                           838      1,134
    Intangible assets, net                                 357        389
    Investment in affiliate                              2,342          -
                                                      --------   --------
      TOTAL OTHER ASSETS                                 3,537      1,523
                                                      --------   --------
TOTAL ASSETS                                          $ 78,323   $ 74,778
                                                      ========   ========

[FN]
See notes to consolidated financial statements

                         CONSOLIDATED BALANCE SHEETS
                 DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                      (THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
                                                           December 31,
                                                      -------------------
                                                          1996       1995
                                                      --------   --------
CURRENT LIABILITIES
  Notes payable to bank                               $  2,400   $  2,100
  Accounts payable                                      11,020     10,400
  Accrued and other current liabilities                  1,686      1,977
  Current maturities of long-term debt - Note 4          1,768      1,075
                                                      --------   --------
    TOTAL CURRENT LIABILITIES                           16,874     15,552

LONG-TERM LIABILITIES
  Long-term debt - Note 4                               12,383     12,802
  Deferred income tax                                   10,892     10,398

SUBORDINATED NOTES
  6.5% Convertible subordinated notes                    3,580      3,580
                                                      --------   --------
  TOTAL LONG-TERM LIABILITIES                           26,855     26,780
                                                      --------   --------
COMMITMENTS - Notes 8 and 11
     TOTAL LIABILITIES                                  43,729     42,332
                                                      --------   --------

STOCKHOLDERS' EQUITY
  Common stock, par value, $.125 per share - authorized
    10,000,000 shares; issued and outstanding -
    1,830,880 in 1996 and 1,612,927 in 1995                229        202
  Additional paid-in capital                             6,126      4,029
  Contributed capital                                   20,092     18,021
  Retained earnings                                      8,147     10,194
                                                      --------   --------
    TOTAL STOCKHOLDERS' EQUITY                          34,594     32,446
                                                      --------   --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 78,323   $ 74,778
                                                      ========   ========

[FN]
See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                   (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------
                                               Year ended December 31,
                                            -----------------------------
                                                 1996      1995      1994
                                            --------- --------- ---------
OPERATING REVENUES
  Railway operating revenues                 $ 30,213  $ 32,484  $ 24,981
  Real property revenues                        1,283     1,448     1,283
  Other operating revenue                         786       592     1,199
                                            --------- --------- ---------
  TOTAL OPERATING REVENUES                     32,282    34,524    27,463
                                            --------- --------- ---------
OPERATING EXPENSES
  Maintenance of way and structures             3,902     4,267     3,604
  Maintenance of equipment                      3,078     2,969     2,449
  Transportation                               14,896    18,021    14,288
  Car hire expense                              1,810     1,455     1,194
  Depreciation and amortization                 4,604     4,186     3,885
  Taxes other than income taxes                   239       256       243
  General, administrative and other             4,542     4,932     4,259
                                            --------- --------- ---------
  TOTAL OPERATING EXPENSES                     33,071    36,086    29,922
                                            --------- --------- ---------
LOSS FROM OPERATIONS                             (789)   (1,562)   (2,459)

Other (expense) income
  Interest expense, net                        (1,459)   (1,276)   (1,226)
  Gain on sale of property,
    equipment and other                           381     5,331       337
                                            --------- --------- ---------
  Other (expense) income, net                  (1,078)    4,055      (889)
                                            --------- --------- ---------
(Loss) income before income taxes,
   extraordinary item and equity
   interest in income of affiliate             (1,867)    2,493    (3,348)

  Provision for income tax benefit (expense)      610      (878)    1,128
                                            --------- --------- ---------
  (Loss) income before extraordinary item
   and equity interest in income of
   affiliate                                   (1,257)    1,615    (2,220)
  Extraordinary item, net of tax                    -         -      (228)
                                            --------- --------- ---------
(Loss) income before equity interest
   in income of affiliate                      (1,257)    1,615    (2,448)
Equity interest in income of affiliate             92         -         -
                                            --------- --------- ---------
NET (LOSS) INCOME                            $ (1,165) $  1,615  $ (2,448)
                                            ========= ========= =========
Primary (Loss) Earnings per Share:
  (Loss) earnings before extraordinary item  $  (0.64) $   0.95  $  (1.31)
  Extraordinary item                                -         -     (0.13)
                                            --------- --------- ---------
  Net (loss) earnings per share              $  (0.64) $   0.95  $  (1.44)
                                            ========= ========= =========

Fully Diluted (Loss) Earnings per Share:
  (Loss) earnings before extraordinary item  $  (0.64) $   0.86  $  (1.31)
  Extraordinary item                                -         -     (0.13)
                                            --------- --------- ---------
  Net (loss) earnings per share              $  (0.64) $   0.86  $  (1.44)
                                            ========= ========= =========

[FN]
See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                    (THOUSANDS)
------------------------------------------------------------------------------
                                          Additional
                           Common Stock      Paid-in  Contributed     Retained
                              Par Value      Capital      Capital     Earnings
                        ---------------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1993   $    183     $  2,544     $ 14,214     $ 12,552

 Net Loss                                                               (2,448)
 5% Stock Dividend
  declared January 12, 1995           9          734                      (750)
 Rehabilitation Subsidies                                   2,473
                            -----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1994        192        3,278       16,687        9,354

 Net Income                                                              1,615
 5% Stock Dividend
  declared January 29, 1996          10          751                      (775)
 Rehabilitation Subsidies                                   1,334
                            -----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1995        202        4,029       18,021       10,194
                            -----------  -----------  -----------  -----------
 Net Loss                                                               (1,165)
 5% Stock Dividend
  declared February 19, 1997         12          866                      (882)
 Rehabilitation Subsidies                                   2,071
 Issuance of Common Stock -
   Note 12                           15        1,231
                            -----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1996   $    229     $  6,126     $ 20,092     $  8,147
                            ===========  ===========  ===========  ===========

[FN]
See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                                (THOUSANDS)
---------------------------------------------------------------------------
                                                 Year ended December 31,
                                              -----------------------------
                                                   1996      1995      1994
                                              --------- --------- ---------
OPERATING ACTIVITIES
 Net (loss) income                             $ (1,165) $  1,615  $ (2,448)
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
    Depreciation and amortization                 4,604     4,186     3,885
    Provision for losses on accounts receivable      20       110        31
    Provision for deferred income taxes            (642)      829    (1,346)
    Gain on sale of fixed assets                   (379)   (5,336)     (328)
    Amortization of deferred income                   -      (158)       (8)
    Write-off of loan origination fees                -         -       334
    Equity interest in income of affiliate          (92)        -         -
 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable      118       569    (1,914)
    (Increase) decrease in materials, supplies,
      prepaids and other current assets            (710)   (1,173)      954
    Increase in accounts payable and
      accrued expenses                              392       135     1,932
    Increase in other assets                       (281)     (338)      (71)
                                              --------- --------- ---------
Net Cash Provided by Operating Activities         1,865       439     1,021
                                              --------- --------- ---------
INVESTING ACTIVITIES
    Additions to property, plant and equipment   (5,584)   (9,879)   (7,182)
    Acquisition of intangible assets                  -         -      (282)
    Proceeds and deposits from sale of assets
      and easement                                  406     6,346     1,357
    Contributed capital                           3,138     2,021     4,491
    Investment in affiliate                      (2,000)        -         -
                                              --------- --------- ---------
Net Cash Used in Investing Activities            (4,040)   (1,512)   (1,616)
                                              --------- --------- ---------
FINANCING ACTIVITIES
    Increase (decrease) in notes payable            300    (1,300)    2,185
    Proceeds from long-term borrowings            1,496     4,680     5,565
    Principal payments on long-term debt         (1,222)   (1,990)   (7,057)
    Proceeds from (payments on) other borrowings    577      (406)      406
    Dividends paid                                   (8)       (6)       (6)
    Issuance of common stock                        998         -         -
                                              --------- --------- ---------
Net Cash Provided by Financing Activities         2,141       978     1,093
                                              --------- --------- ---------
(DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS                        (34)      (95)      498
Cash and cash equivalents at beginning of year    1,213     1,308       810
                                              --------- --------- ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $  1,179  $  1,213  $  1,308
                                              ========= ========= =========

[FN]
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
December 31, 1996, 1995 and 1994
---------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Business: The Company operates a 500 mile regional railroad system --------- extending into the states of New York, Pennsylvania and New Jersey. The principal freight carried by the Company consists of manufactured goods, industrial raw materials, paper products and agricultural commodities. The principal markets for this freight are the New York City metropolitan area, Northern New Jersey and Central New York. The Company relies on, and its ability to compete is dependent upon, its rail connections with the CP Rail System and Consolidated Rail Corporation (Conrail.) Changes in the operations of either of these carriers could have a material adverse impact on the Company. See discussion of proposed changes in the ownership of Conrail as set forth in Note 13.

Due to the volume of business concentration, two major customers accounted for 69%, 72% and 64% of the Company's revenue from operations for 1996, 1995 and 1994, respectively. The Company generated revenues of approximately $15.8 million in 1996, $17.2 million in 1995 and $9.8 million in 1994 from CSX Intermodal, Inc. The Company generated revenues of approximately $6.3 million in 1996, $7.5 million in 1995 and $7.7 million in 1994 from Hanjin Shipping Lines. The loss of either customer or a material reduction in their operations would have a material adverse effect on the Company's results of operations.

Principles of Consolidation:  The accompanying consolidated
---------------------------- financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Unconsolidated investees are stated at cost plus equity in unremitted earnings since acquisition. The Company's share of earnings of unconsolidated investees is included in consolidated income using the equity method.

Accounts Receivable and Revenue Recognition: Accounts receivable -------------------------------------------- and accounts payable in the consolidated balance sheet reflect interline transactions with other railroads which the Company is required to enter into as part of settling freight payments received from customers. The system follows Railway Accounting Rules as adopted by member railroads of The Association of American Railroads, of which the Company is a member. At year end, in

---------------------------------------------------------------------
accordance with industry practice, accrued revenue on a completed service basis is reflected in the consolidated statements of operations for unsettled freight not yet part of the interline accounting system.

At December 31, 1996, the Company's trade receivables include approximately $4.0 million or 76% of total receivables, representing balances due from the two major customers. At December 31, 1995, the Company's trade receivables include $4.1 million or 76% of total receivables, representing balances due from the same two major customers. The Company does not require collateral. The credit risk associated with this concentration is not deemed significant.

Allowances for doubtful accounts of $194 thousand and $171 thousand have been applied as a reduction of accounts receivable at December 31, 1996 and 1995, respectively.

Commodity Agreement Used to Hedge Price Fluctuations: The Company ----------------------------------------------------- enters into a diesel fuel supply agreement to hedge its exposure to price fluctuations on approximately 35% of its anticipated fuel requirements during an eight month period, from Fall to early Spring, for its freight transportation business. The nature of the hedging transaction does not result in any significant risk to the Company.

Materials and Supplies: Materials and supplies are stated at the ----------------------- lower of cost or market determined by the average cost method.

Materials and supplies are charged to expense, construction-in-progress or property, plant and equipment at the time of use.

Property, Plant and Equipment: Property, plant and equipment is ------------------------------ recorded at cost including capitalized interest during periods of construction. Depreciation is provided over the estimated useful lives of the related assets and is computed principally by the straight-line method for financial statement purposes.

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

---------------------------------------------------------------------
The cost of property retired or sold and related accumulated depreciation are removed from the asset and allowance accounts.
Gain or loss on disposition of property is reflected in earnings.
Maintenance and repairs are charged to earnings as incurred.
Renewals and betterments are capitalized.

Leasehold improvements are amortized on the straight-line method over the remaining life of the lease or the estimated life of the improvement, whichever is shorter.

Intangible Assets: Intangibles are amortized by the straight-line ------------------ method over a period of 5 to 40 years. Accumulated amortization was $169 thousand and $1.1 million at December 31, 1996 and 1995, respectively. During 1996, $943 thousand of fully amortized intangible assets were written off resulting in no net change to the financial statements.

Estimated Self-Insurance Liability: The Company is self-insured to ----------------------------------- various limits for public liability and property loss. The liability for self-insurance is generally accrued based on occurrence, with liability for possible escalation on unsettled claims being estimated based on individual situations. The Company does not accrue an estimated liability for unasserted claims unless (i) it is aware of the possibility of such claim; (ii) it is considered probable such claim will be asserted at a future date; and (iii) it has a basis to estimate its potential exposure and there is a reasonable possibility of an unfavorable outcome. In the opinion of management, after review with attorneys for the Company, such claims are of a nature that they will not have a material adverse effect on the financial position of the Company.

Income Taxes: The Company provides for income taxes in accordance ------------- with the liability method as set forth in Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. (See Note 7.)

Per Share Amounts: Primary earnings per share is computed by ------------------ dividing net income (loss) by the weighted average number of shares outstanding of 1.820 million in 1996 and
1.694 million in 1995 and 1994, including the effects of a 5% stock dividend declared February 19, 1997. Fully diluted net income per share is computed by dividing net income (loss) plus after tax interest incurred on the convertible debentures by the weighted average number of common shares outstanding, after giving effect to shares assumed to be

---------------------------------------------------------------------
issued on conversion of the convertible debentures, of 2.048 million shares in 1995. Stock options and warrants are not considered in the calculation as their effect is anti-dilutive or not material. Reported fully diluted and primary net income per share are the same for 1996 and 1994 as dilution from the assumed conversion of the convertible debentures issued in 1993 is antidilutive.

Cash Equivalents:  The Company considers all highly liquid
----------------- investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates: The preparation of financial statements in ----------------- conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
A summary of property, plant and equipment balances by major classes at December 31, 1996 and 1995, is as follows:



THOUSANDS
                                         1996       1995
                                     --------   --------
Land                                 $  1,731   $  1,658
Buildings and bridges                   6,673      6,527
Machinery, equipment and roadway       88,330     83,604
Leasehold improvements                    990        612
                                     --------   --------
                                       97,724     92,401
Less: allowance for depreciation
      and amortization                (33,790)   (29,414)
                                     --------   --------
PROPERTY, PLANT and EQUIPMENT, NET   $ 63,934   $ 62,987
                                     =========  ========

NOTE 3 - NOTES PAYABLE TO BANK
------------------------------
Notes payable at December 31, 1996 and 1995 consist of a secured advance under a $5 million line of credit with Manufacturers and Traders Trust Company. Interest on these borrowings is at Prime plus 1.25% (Prime at December 31, 1996 was 8.25%). Available borrowings are based on and secured by eligible accounts receivable. At December 31, 1996 and 1995, eligible accounts receivable were $3.7 and $3.6 million and borrowings on the line were $2.4 million and $2.1 million, respectively. The weighted average interest rate on the borrowings is 9.2% and 9.7% for 1996 and 1995, respectively.


NOTE 4 - LONG-TERM DEBT
-----------------------
Long-term debt obligations at December 31 are summarized as follows: (in thousands)
                                                 1996      1995
                                             --------  --------
Term loan payable to Manufacturers and
Traders Trust Company in quarterly
principal installments of $92 thousand
plus interest through 2004, with a
balloon payment of $1.33 million in same
year.  Interest on portions of the term
loan are based on the prime rate plus
1.5% or LIBOR, and the greater of a 3.5%
fixed rate above the yield on United
States Treasury Obligations, or 8%.
(Prime at 8.25% on December 31, 1996).        $ 4,083   $ 4,133

Loan payable to the New Jersey Economic
Development Authority due in monthly
installments of $18 - $20 thousand plus
interest, through 1999, with interest at
a rate between 2% and 9% (6% at December
31, 1996) secured by a mortgage on real
property.                                         693       927

Loan payable to the federal government
through the Federal Railroad Administration
(FRA) due in quarterly installments of
$88 thousand, including interest at 6.276%
with a balloon payment of $1.46 million on
March 31, 2000, secured by a mortgage on
real property.                                  2,147     2,356

-----------------------------------
Loan payable to the federal government
through the Federal Railroad Administration
(FRA) due in quarterly installments of  $93
thousand, including interest at 6.4% through
2015, secured by railway equipment.             4,034     4,143



Various promissory notes, mortgage notes and
capital leases payable, due in monthly
installments, with interest varying from 4.9%
- 10.9% at December 31, 1996.  The notes
are secured by land, buildings or equipment.    3,194     2,318
                                             --------  --------
                                               14,151    13,877
Less current portion                           (1,768)   (1,075)
                                             --------  --------
Long-term debt                               $ 12,383  $ 12,802
                                             ========  ========

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

Substantially all assets of the Company are pledged as collateral under debt agreements. In addition to other requirements, the Company is required to meet certain minimum tangible net worth, working capital, and current ratio requirements under certain debt agreements. At December 31, 1996, the Company met all the minimum requirements.

The Company's loan agreement with Manufacturers & Traders Trust Company provides that the Company may not declare cash dividends in any fiscal year in excess of 40% of Consolidated Net Income in such fiscal year, and that cumulative dividends paid during the term of the loan may not exceed 10% of cumulative retained earnings.

In addition, the financing agreements between the Company and its subsidiary, NYS&W, and the federal government provides that yearly dividends may not exceed 50% of the total additions to retained earnings of the Company for the previous year, nor 50% of the total additions to retained earnings for 1985 and each year thereafter. One agreement further stipulates that the ratio of dividends paid to net income for any fiscal year, may not be greater than that

-----------------------------------
ratio for the 5 years prior to the agreement.

Interest expense, net (in thousands) is comprised of interest expense of $1,719, $1,465 and $1,444 for 1996, 1995 and 1994 respectively, net of respective amounts for capitalized interest of $190, $104 and $147, and interest income of $70, $85 and $71. Interest paid (in thousands) was $1,640, $1,455 and $1,332 for the 1996, 1995 and 1994 periods.

A summary of maturities of long-term debt at December 31, 1996 is as follows (in thousands):

          1997                    $  1,768
          1998                       1,623
          1999                       1,566
          2000                       2,464
          2001                         897
          Thereafter                 5,833
                                  --------
                                  $ 14,151
                                  ========

NOTE 5 - 6.5% CONVERTIBLE SUBORDINATED NOTES
--------------------------------------------
During 1993, the Company completed a private placement of $3.6 million of 6.5% convertible subordinated notes due September 1, 2003. The notes are convertible into shares of the Company's presently authorized common stock at a conversion price of $10.08 per share, after giving effect to stock dividends. Interest on the notes is payable semi-annually on the first day of March and September of each year. The notes may be converted into shares anytime prior to maturity. The Company has reserved 355 thousand shares of authorized common stock for the conversion of the notes. Directors of the Company purchased $850 thousand of the notes.


NOTE 6 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------
The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by the Company were as follows:

Cash and Cash Equivalents:  The carrying amount approximated fair
-------------------------- value because of the short maturity of these instruments.

--------------------------------------------------------------------------
Long-Term Debt: The fair value of the Company's long-term debt is --------------- estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount reported in the balance sheet approximates its fair value.


NOTE 7 - INCOME TAXES
---------------------
The components of the provision for federal and state income taxes are as follows (in thousands):

                                         1996      1995      1994
                                     --------  --------  --------
 Current tax  expense                $    (32) $    (49) $   (218)
 Deferred tax benefit (expense)           642      (829)    1,346
                                     --------  --------  --------
 TOTAL INCOME TAX BENEFIT (EXPENSE)  $    610  $   (878) $  1,128
                                     ========  ========  ========
A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate follows:


                                          1996     1995     1994
                                        ------   ------   ------
Statutory income tax rate                34.00%   34.00%   34.00%
State taxes, net of
   federal tax benefit                    1.12     1.28    (2.72)
Other                                    (2.45)    (.06)    2.41
                                        ------   ------   ------
EFFECTIVE TAX RATE                       32.67%   35.22%   33.69%
                                        ======   ======   ======


State taxes are based on a combination of pre-tax earnings, allocated capital and gross transportation receipts. Amounts included in current tax expense were $32 thousand, $49 thousand and $218 thousand for 1996, 1995 and 1994 respectively.

The Company has general business credit carryovers of approximately $1.5 million which expire at various dates through the year 2003, net operating loss carryforwards of $12.4 million which expire at various dates through 2011, and alternative minimum tax credits of $983 thousand available to reduce income taxes otherwise currently payable.

---------------------------------
Net income tax payments amounted to $63 thousand, $237 thousand, and $28 thousand in 1996, 1995 and 1994, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:


                                                 Thousands
                                                1996       1995
                                             -------    -------
Deferred tax liabilities:
     Book basis in excess of tax basis of
      property, plant & equipment            $17,555    $16,811

Deferred tax assets:
     Vacation reserve                        $   154    $   142
     Bad debt reserve                             66         58
     Litigation reserve                           34         55
     Other-net                                    11         59
     Net operating loss carryforwards          4,228      3,929
     General business credit carryforwards     1,519      1,519
     AMT credit carryforwards                    983        983
                                             -------    -------
          Total deferred tax assets            6,995      6,745
                                             -------    -------
          Net deferred tax liabilities       $10,560    $10,066
                                             =======    =======
Classification of deferred taxes:

          Non-current liabilities            $10,892    $10,398
          Current assets                        (332)      (332)
                                             -------    -------
                                             $10,560    $10,066
                                             =======    =======

NOTE 8 - LEASES
---------------
The Company leases certain equipment and real estate under operating lease agreements for periods ranging from one to ten years. The annual rental expenses were $2.7 million, $2.9 million and $2.9 million for 1996, 1995 and 1994, respectively.

---------------------------
Future minimum lease payments for noncancelable operating leases as of December 31, 1996, are as follows (in thousands):
   Year ending December 31,
          1997                           $  656
          1998                              654
          1999                              681
          2000                              680
          2001                              676
          Thereafter                      1,021
                                         ------
TOTAL MINIMUM OPERATING LEASE PAYMENTS   $4,368
                                         ======

NOTE 9 - STOCK OPTIONS, WARRANTS and PREFERRED STOCK
----------------------------------------------------
The Stockholders of the Company have approved stock option plans for officers, directors and employees. At December 31, 1996 there are 186 thousand exercisable shares under option, which includes the effects of any stock dividends declared after options were granted, and 63 thousand options available for future grants. The exercise price of options granted is equal to the fair market value of the common stock on the date of grant, adjusted for stock dividends declared after grant date. The options expire ten years from the date of grant and the options range in exercise price from $8.43 to $9.52. The weighted average exercise price at December
31, 1996 was $8.63 and the weighted average remaining contractual life of those options is 6.6 years. No options have been exercised during the years of 1996, 1995 or 1994. Options granted were 2,500, 6,300 and 0 in 1996, 1995 and 1994, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. Because Statement 123 is applicable only to options granted subsequent to December 31, 1994 and most of the Company's outstanding options were granted prior to that date, its pro forma effect is not material and therefore, not presented.

----------------------------------------------------------------
The Company issued 60,000 warrants to purchase stock at $10.00 per share to a party involved in the financing of the TP&W acquisition in January, 1996. Due to the effects of stock dividends paid after issuance of warrants, there are currently 66,150 warrants available at an exercise price of $9.07.

The Company in 1996 authorized 1 million shares of preferred stock issuable in series, the voting, dividend, liquidation and other rights of which may be determined by the Board of Directors at the time of issuance. No such preferred stock has been issued.


NOTE 10 - EMPLOYEE BENEFIT PLAN
-------------------------------
On August 1, 1990, the Company established a defined contribution plan covering substantially all employees. Employees can contribute a portion of their salary or wages as prescribed under section 401(k) of the Internal Revenue Code and, subject to certain limitations, the Company will match a portion of the employees' contribution. The amounts of employer contributions were $93 thousand in 1996, $91 thousand in 1995 and $78 thousand in 1994.


NOTE 11 - COMMITMENTS
---------------------
The Company has outstanding commitments of approximately $8.6 million in connection with the completion of various rehabilitation projects and construction in progress. Completion dates range from six months to three years. The commitments are expected to be partially offset by government agency funding of approximately $8.2 million.

The Company entered into an agreement in August, 1992 to purchase certain property currently under lease for a total inflation adjusted purchase price of approximately $3.75 million. During the second quarter of 1995, the Company deposited $500 thousand towards the purchase. The Company will be required to pay an additional $750 thousand at closing, which is anticipated to occur during the first half of 1997. Early in 1996, the Company received a commitment for a credit facility from Manufacturers and Traders Trust Company for $2.5 million to finance the purchase. The commitment expires on March 31, 1997. The property is presently being used for relocation and expansion of its bulk distribution operations.

During the fourth quarter of 1995, the Company entered into a contract to sell certain parcels of railroad property of a non-

---------------------------------
operating Company subsidiary for $500 thousand, which is anticipated to close during the first half of 1997. The carrying amount is estimated at $110 thousand. The proceeds will be used for working capital purposes.

Certain claims have been filed against the Company or its subsidiaries and have not been finally adjudicated. These claims when finally concluded and determined, will not, in the opinion of management based upon information that it presently possesses, have a material adverse effect on the consolidated financial position or results of operations.


NOTE 12 - INVESTMENT IN AFFILIATE
---------------------------------
On January 31, 1996, the Company completed the purchase of a 40% interest in The Toledo, Peoria and Western Railroad Corporation (TP&W) for consideration totaling $2.25 million, including 25,000 shares of the Company's common stock. The non-stock portion of the consideration for the acquisition was funded through a $1 million loan and the private placement of 100,000 shares of the Company's common stock. Additionally, the Company issued warrants to purchase 60,000 common shares to another party involved in the transaction. The investment is accounted for under the provisions of APB 18, The Equity Method of Accounting for Investments in Common Stock.

The TP&W owns a 284 mile Class III regional railroad which provides rail service on a generally East-West route across one of the top grain producing regions in the world. It stretches from Fort Madison, Iowa through Central Illinois (approximately 70 miles south of Chicago) to Logansport, Indiana and includes service to two company-operated intermodal facilities. The TP&W hauls agricultural products, chemicals, coal, fertilizer, food products, steel, manufactured goods and consumer products for such customers as ADM, Cilco, Witco, Lonza and Caterpillar.

The TP&W showed a net income of $230 for the eleven months ended
December 31, 1996.  Accordingly, the Company is reporting 40% or
$92 as Equity Interest in Income of Affiliate in its Consolidated
Statement of Operations for 1996.

Under an Administrative Services Agreement by and between the TP&W dated January 31, 1996, the Company performs certain administrative services for the TP&W. Total administrative services performed and billed by the Company for the eleven month period ended December 31, 1996 totaled $1 million. In the normal course of business,

---------------------------------------------
certain other transactions exist between the Company and the TP&W. For the above mentioned period, these types of billings to the TP&W totaled approximately $336 thousand, offset in part by TP&W billings to the Company totaling approximately $99 thousand.

At December 31, 1996 the Company had a net receivable from the TP&W of approximately $198 thousand, the majority of which is included in other current assets. Of this amount, $60 thousand represents amounts receivable under the Administrative Services Agreement and the remaining $138 are various direct charges incurred or services performed by the Company, net of direct payables to the TP&W. At December 31, 1995, the Company had incurred $592 thousand of advances related to the purchase which were recorded in other current assets and reimbursed at closing on January 31, 1996.

The following is summarized financial information for the unconsolidated investee as of and for the eleven months ended
December 31, 1996: (in thousands)

     Current assets              $  3,601
     Noncurrent assets             18,478
     Current liabilities            6,594
     Noncurrent liabilities         9,847
     Operating revenues            10,283
     Operating expenses             9,282
     Income from operations         1,001
     Net income                       230

In connection with a $7 million term loan between the TP&W and Creditanstalt Corporate Finance, Inc., (CCF) entered into on January 31, 1996, the Company, along with the other owners of TP&W entered into a cash collateral agreement and deficiency guarantee. The cash collateral agreement required the Company to make deposits totaling $400 thousand to CCF as collateral to secure the loan in the event of default by the TP&W. These deposits are included in other assets at December 31, 1996. The deficiency guarantee obligates the Company, severally, with the other owners of TP&W, to guarantee payment of the term loan in accordance with the terms of the loan agreement.

The Company has also entered into a back-up agreement, dated January 31, 1996, with another owner of the TP&W (who is a member of the Board of Directors) whereby the Company agrees to reimburse this party for any amounts that the party is required to pay under the deficiency guarantee or for any portion of the party's deposits, paid in under the cash collateral agreement, that are applied by CCF towards the loan.

NOTE 13 - POTENTIAL CHANGE IN OWNERSHIP OF CONRAIL
--------------------------------------------------
On October 15, 1996 CSX Corporation and Conrail announced plans to merge. Thereafter, Norfolk Southern announced a competing tender offer to acquire ownership of Conrail. At March 24 1997, press reports indicate that the rail lines will be divided between CSX and NS, although the details of this division are not currently available. The Company's main operating subsidiary, NYS&W, derives approximately 49% of its operating revenue from traffic hauled for a CSX subsidiary, and derives approximately 20% of its operating revenue from intermodal traffic hauled in conjunction with Norfolk Southern. The Company has multi-year contracts for both of these revenue sources. The Company is unable to predict either the final outcome of the restructuring of the eastern U.S. railroad system at this time, or the impact such restructuring, if it occurs, will have on the Company in the future.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------------------
     None.



                                 PART III
                                 --------
          The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item
13 (Certain Relationships and Related Transactions) except for the information set forth at the end of Part I with respect to Executive Officers of the Company, is incorporated herein by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1996.



                                  PART IV
                                  -------
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(a)  (1)   Financial Statements

     The following financial statements of Delaware Otsego Corporation are included in Part II, Item 8:
                                                                     Page
                                                                     ----
     Report of Independent Auditors                                    21
     Consolidated Balance Sheets at December 31, 1996 and 1995         22
     Consolidated Statements of Operations for  the Years Ended
        December 31, 1996, 1995 and 1994                               24
     Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 1996, 1995, and 1994                        25
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1996, 1995, and 1994                              26
     Notes to Consolidated Financial Statements                        27

     Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company in the fourth quarter.

(c)  Exhibits
                                              Filed herewith (-) or
                                              incorporated by reference to
                                              -----------------------------
3.1   Restated Certificate of Incorporation   Exhibit 3.1 to Registrant's
      of the Delaware Otsego Corporation      Annual Report on Form 10-K
      dated June 1, 1991                      dated December 31, 1991

3.2   Certificate of Amendment of Certificate Exhibit 3.2 to Registrant's
      of Incorporation of Delaware Otsego     Form 10-Q dated June 30, 1996
      Corporation dated June 3, 1996

3.3   By-Laws of DOC dated April 5, 1988      Exhibit 3.8 to Registrant's
                                              Annual Report on  Form 10-K
                                              dated December 31, 1988

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

10.4  Financing Agreement between NYS&W and   Exhibit 19.11 to Form 10-Q
      FRA dated September 30, 1985            dated November 13, 1986

10.5  Agreement Amending Financing Agreement  Exhibit 19.12 to Form 10-Q
      between FRA and NYS&W dated             dated November 13, 1986
      July 30, 1986

10.6  Amendment to Direct Loan Agreement      Exhibit 19.18 to Form 10-Q
      between New Jersey Economic Development dated November 13, 1986 Authority and NYS&W dated July 15, 1986

10.7  Amendment to Direct Loan Agreement      Exhibit 19.19 to Form 10-Q
      between New Jersey Economic Development dated November 13, 1986 Authority and NYS&W dated September 2,
      1986

10.8  Amended and Restated Credit Agreement   Exhibit 10.8 to Form 10-Q
      between Manufacturers and Traders Trust dated November 11, 1994 Company and DOC dated May 27, 1994

10.9  Agreement between NYS&W and             Exhibit 10.9 to Registrant's
      Brotherhood of Locomotive Engineers     Annual Report on Form 10-K
      dated March 30, 1994                    dated March 27, 1995

10.10 Agreement between NYS&W and             Exhibit 10.10 to Registrant's
      Brotherhood of Maintenance of Way       Annual Report on Form 10-K
      Employes dated October 13, 1995         dated March 24, 1996

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

10.22 Delaware Otsego Corporation             Exhibit B to Definitive Proxy
      1987 Stock Option Plan                  Statement Dated October 7, 1987

10.23 Delaware Otsego Corporation             Exhibit B to Definitive Proxy
      1993 Stock Option Plan                  Statement Dated May 5, 1993

10.27 Form of Delaware Otsego Corporation     Exhibit 1 to Registrant's
      6.5% Convertible Subordinated Note      Form 8-K dated October 19,
      Due on September 1, 2003                1993

10.28 Guarantee Commitment between the        Exhibit 10.28 to Registrant's
      Federal Railroad Administration and     Annual Report on Form 10-K
      DOC dated September 29, 1994            dated March 27, 1995

10.29 Warrant Agreement between DOC and       Exhibit 10.29 to Registrant's
      Creditanstalt Corporate Finance, Inc.   Annual Report on Form 10-K
      dated January 31, 1996                  dated March 24, 1996

10.30 Deficiency Guarantee among DOC and      Exhibit 10.30 to Registrant's
      others and Creditanstalt Corporate      Annual Report on Form 10-K
      Finance Inc. dated January 31, 1996     dated March 24, 1996

10.31 Cash Collateral Agreement among DOC     Exhibit 10.31 to Registrant's
      and others and Creditanstalt Corporate  Annual Report on Form 10-K
      Finance, Inc. dated January 31, 1996    dated March 24, 1996

11    Computation of Earnings Per Share       -

21    Subsidiaries of Registrant              -

23    Consent of Ernst & Young LLP            -

                                SIGNATURES
---------------------------------------------------------------------------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Delaware Otsego Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELAWARE OTSEGO CORPORATION
---------------------------
Registrant


By:   s/ WALTER G. RICH
         -------------------------------------
         Walter G. Rich, Director
         President and Chief Executive Officer

         Date: March 22, 1997


By:   s/ WILLIAM B. BLATTER
         -------------------------------------
         William B. Blatter, Senior Vice
         President and Chief Financial Officer

         Date: March 22, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


s/ MALCOLM C. HUGHES               s/ NILES F. CURTIS
   ----------------------------       ------------------------------
   Malcolm C. Hughes, Director        Niles F. Curtis, Director
   March 22, 1997                     March 22, 1997

s/ HARVEY POLLY                    s/ DAVID B. COMMON
   ----------------------------       ------------------------------
   Harvey Polly, Director             David B. Common, Director
   March 22, 1997                     March 22, 1997

s/ ALBERT B. AFTOORA               s/ ROBERT L. MARCALUS
   ----------------------------       ------------------------------
   Albert B. Aftoora, Director        Robert L. Marcalus, Director
   March 22, 1997                     March 22, 1997

s/ CHARLES S. BRENNER              s/ GERALD D. GROFF
   ----------------------------       ------------------------------
   Charles S. Brenner, Director       Gerald D. Groff, Director
   March 22, 1997                     March 22, 1997

                               EXHIBIT INDEX
---------------------------------------------------------------------------


                                                                  Page
                                                                  ----
     11        Computation of Earnings Per Share                    47

     21        Subsidiaries of Registrant                           48

     23        Consent of Ernst & Young LLP                         49