Form 10-Q
period 1997-03-31
DELAWARE OTSEGO CORP
filed 1997-05-14
CIK 757189

TOTAL AGGREGATE
                                                      NUMBER OF PAGES:_15_

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended:  March 31, 1997

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

                     Yes___X___    No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .125 Par Value               1,836,973
------------------------------  ---------------------------------
       (Title of Class)         Outstanding at March 31, 1997

                               INDEX
---------------------------------------------------------------------------
             DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------

PART I.      FINANCIAL INFORMATION                                     Page

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996                         3

             Condensed Consolidated Statements of Operations -
             Three months ended March 31, 1997 and March 31, 1996         5

             Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 1997 and March 31, 1996         6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                  7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8


PART II.     OTHER INFORMATION                                           12

SIGNATURES                                                               15

                           Part I - Financial Information
                   DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Thousands)
---------------------------------------------------------------------------
                                    March 31, 1997   December 31, 1996
                                    --------------   -----------------
                                       (Unaudited)
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents              $  1,233            $  1,179
   Accounts receivable                       5,533               5,269
   Reimbursable construction costs           1,060               1,794
   Materials and supplies                      775               1,179
   Deferred income taxes                       332                 332
   Prepaid expenses                          1,157                 730
   Other current assets                        130                 369
                                    --------------   -----------------
   TOTAL CURRENT ASSETS                     10,220              10,852


PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment            98,847              97,724
   Less:  accumulated depreciation
     and amortization                      (34,985)            (33,790)
                                    --------------   -----------------
   TOTAL PROPERTY, PLANT
      AND EQUIPMENT                         63,862              63,934

OTHER ASSETS
   Other assets                              1,200               1,195
   Investment in Affiliate                   2,324               2,342
                                    --------------   -----------------
   TOTAL OTHER ASSETS                        3,524               3,537
                                    --------------   -----------------
TOTAL ASSETS                              $ 77,606            $ 78,323
                                    ==============   =================


The accompanying notes are an integral part of the financial statements.

                           Part I - Financial Information
                   DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Thousands)
---------------------------------------------------------------------------
                                    March 31, 1997   December 31, 1996
                                    --------------   -----------------
                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Notes payable to bank                  $  2,700            $  2,400
   Accounts payable                          9,704              11,020
   Accrued and other current liabilities     2,557               1,686
   Current maturities of long-term debt      1,775               1,768
                                    --------------    ----------------
        TOTAL CURRENT LIABILITIES           16,736              16,874


LONG-TERM LIABILITIES
   Long-term debt                           11,963              12,383
   Deferred income taxes                    10,838              10,892

SUBORDINATED NOTES
   6.5% Convertible subordinated notes       3,580                3,580
                                    --------------    -----------------
        TOTAL LONG-TERM LIABILITIES         26,381               26,855
                                    --------------    -----------------
        TOTAL LIABILITIES                   43,117               43,729



STOCKHOLDERS' EQUITY
   Common stock and additional
     paid-in capital                         6,408                6,355
   Contributed capital                      20,626               20,092
   Retained earnings                         7,455                8,147
                                    --------------    -----------------
        TOTAL STOCKHOLDERS' EQUITY          34,489               34,594
                                    --------------    -----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $ 77,606            $  78,323
                                    ==============    =================

The accompanying notes are an integral part of the financial statements.

                   DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Unaudited
                       (Thousands, except share amounts)
---------------------------------------------------------------------------
                                                 THREE MONTHS ENDED
                                            -------------------------------
                                            March 31, 1997   March 31, 1996
                                            --------------   --------------
OPERATING REVENUES
   Railway operating revenues                     $  6,712         $  7,303
   Other operating revenues                            518              376
                                            --------------   --------------
        TOTAL OPERATING REVENUES                     7,230            7,679

OPERATING EXPENSES
   Maintenance, transportation and car hire          5,379            6,517
   Depreciation and amortization                     1,202            1,127
   General, administrative and other                 1,250            1,047
                                            --------------   --------------
        TOTAL OPERATING EXPENSES                     7,831            8,691
                                            --------------   --------------
   LOSS FROM OPERATIONS                               (601)          (1,012)

OTHER INCOME (EXPENSE)
   Interest expense, net                              (404)            (391)
   Gain on sale of property, equipment and other         3               19
                                            --------------   --------------
        OTHER EXPENSE, NET                            (401)            (372)

Loss before income taxes and equity interest in
   loss of Affiliate                                (1,002)          (1,384)
Provision for income tax benefit                       329              471
                                            --------------   --------------
LOSS BEFORE EQUITY INTEREST IN
   LOSS OF AFFILIATE                                  (673)            (913)

EQUITY INTEREST IN LOSS OF AFFILIATE                   (18)             (61)
                                            --------------   --------------
NET LOSS                                          $   (691)        $   (974)
                                            ==============   ==============

Loss per Share                                    $  (0.38)        $  (0.55)
                                            ==============   ==============

Weighted Average Shares Outstanding                  1,831            1,785
                                            ==============   ==============

The accompanying notes are an integral part of the financial statements.

                   DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                  (Thousands)
---------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                            -------------------------------
                                            March 31, 1997   March 31, 1996
                                            --------------   --------------
OPERATING ACTIVITIES
 Net loss                                         $   (691)        $   (974)
 Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Depreciation and amortization                    1,201            1,127
    Provision for losses on accounts receivable          6                0
    Provision for deferred income taxes               (329)            (464)
    Gain on sale of fixed assets                        (3)             (22)
    Equity interest in loss of affiliate                18               61
 Changes in operating assets and liabilities:
    Increase in accounts receivable                   (270)            (252)
    Decrease in materials, supplies, prepaids
       and other current assets                        951              519
    Decrease in accounts payable and accrued
       expenses                                       (440)            (334)
    Increase in other assets                           (14)            (195)
                                            --------------   --------------
Net Cash Provided (Used) by Operating Activities       429             (534)

INVESTING ACTIVITIES
 Additions to property, plant and equipment         (1,120)          (1,000)
 Investment in affiliate                                 0           (2,000)
 Proceeds from sale of assets                            1               24
 Contributed capital                                   809              651
                                            --------------   --------------
Net Cash Used by Investing Activities                 (310)          (2,325)


FINANCING ACTIVITIES
 Increase in notes payable                             300            1,200
 Proceeds from long-term borrowings                      7            1,000
 Principal payments on long-term debt                 (419)            (321)
 Issuance of common stock                               52              997
 Dividends paid                                         (5)              (8)
                                            --------------   --------------
Net Cash (Used) Provided by Financing Activities       (65)           2,868

INCREASE IN CASH AND CASH EQUIVALENTS                   54                9
Cash and cash equivalents at beginning of year       1,179            1,213
                                            --------------   --------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                      $  1,233         $  1,222
                                            ==============   ==============

The accompanying notes are an integral part of the financial statement

              DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------
1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997, due to certain freight revenues subject to
     seasonal variations.   For further information, refer to the
     consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3. Earnings per common share have been adjusted retroactively to reflect a 5% stock dividend declared February 19, 1997.

4. Investment in affiliate on the consolidated balance sheet and equity interest in loss of affiliate on the consolidated statement of operations reflects the Company's acquisition of a 40% interest in The Toledo, Peoria and Western Railroad Corporation on January 31, 1996. The investment is accounted for under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

5. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 is not expected to be material.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (THOUSANDS)
---------------------------------------------------------------------------
RECENT ACQUISITION
------------------
On January 31, 1996, the Company completed the purchase of a 40% interest in The Toledo, Peoria and Western Railroad Corporation ( TP&W ) for consideration totaling $2.25 million, including 25,000 shares of the Company's common stock. The non-stock portion of the consideration for the acquisition was funded through a $1 million loan and the private placement of 100,000 shares of the Company's common stock. Additionally, the Company issued warrants to purchase 60,000 common shares to another party involved in the transaction. The Company performs administrative services for the TP&W which have had a positive impact on general and administrative expenses. The investment is accounted for under the provisions of APB 18, The Equity Method of Accounting for Investments in Common Stock.


The following Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the continuing operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's cash and cash equivalents at March 31, 1997, totaled $1,233. Cash generated from operations, grants from certain state departments of transportation, sales of property and additional debt are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, and working capital requirements.

At March 31, 1997, the Company's working capital deficit was $6,516 compared to $6,022 at December 31, 1996, resulting in a working capital ratio of 61% compared to 64% at December 31, 1996. Total long-term liabilities at March 31, 1997 were $26,381. Long-term debt (exclusive of current maturities but including convertible subordinated notes), as a percentage of equity decreased to 45% at March 31, 1997, from 46% at December 31, 1996. Total capitalization (long-term debt, convertible subordinated notes and equity) was $50,032 at March 31, 1997 compared to $50,557 at December 31, 1996.

At March 31, 1997, notes payable consisted of a secured advance under a $5 million line of credit with Manufacturers and Traders Trust Company. Interest on these borrowings is at prime plus 1.5%. Prime at March 31, 1997 was 8.5%. Available borrowings are based on and secured by eligible accounts receivable. At March 31, 1997, eligible accounts receivable were $4.2 million and borrowings on the line were $2.7 million.

In the three month period ended March 31, 1997, additions to property, plant and equipment were $1,120 of which $809 or 72% was funded by grants from the New York and New Jersey Departments of Transportation. The balance was funded by cash provided from operations and additional debt.

The Company's capital spending program for the balance of 1997 is anticipated to be approximately $14 million, of which $5 million is for railway projects, $8 million for acquisitions of land for terminals and rehabilitations of facilities (addressed below) and the remainder for improvements to and purchases of locomotives and other equipment. It is anticipated that funding for the capital program for the balance of 1997 will be met by grants from participating state governments, cash generated by operations, additional long-term debt, available funds from the lines of credit and proceeds from sales of non-operating assets. The Company believes it has adequate working capital to fund existing and anticipated operations for at least the next twelve months.

The Company is under contract to acquire certain property which it currently leases for use as a bulk distribution facility for an inflation adjusted purchase price of approximately $3.75 million. The purchase, which is expected to occur during 1997, will be funded from a $500 thousand deposit made in 1995, $2.5 million of new long-term debt and the Company's working capital. The Company has received a commitment for a credit facility from Manufacturers and Traders Trust Company for the $2.5 million necessary to finance the purchase. The commitment expires on September 30, 1997.

The Company has entered into a contract to sell certain parcels of railroad property of a non-operating Company subsidiary for $650 with an estimated book value of $110. The transaction is anticipated to close during 1997 and the proceeds will be used for working capital purposes.


RESULTS OF OPERATIONS
---------------------
The Company relies on, and its ability to compete is dependent upon, its rail connections with CP and with Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company. CSX and Norfolk Southern have reached agreement, subject to regulatory approvals, to jointly acquire and then divide Conrail's rail lines, with the result that both CSX and NS will have direct access to the metropolitan New York and New Jersey region without using the Company's rail lines. The Company's main operating subsidiary, NYS&W, derives approximately 50% of its operating revenue from traffic hauled for a CSX subsidiary, and derives approximately 18% of its operating revenue from intermodal traffic hauled in conjunction with Norfolk Southern. The Company has multi year contracts for both of these revenue sources. The Company is unable to predict either the final outcome of the restructuring of the eastern U.S. railroad system at this time arising from the sale of Conrail, or the impact such restructuring, if it occurs, will have on the Company in the future.

The Company's two major customers provided approximately 68% and 71% of the Company's operating revenues for the three month period ended March 31, 1997 and 1996, respectively, amounting to $4,949 and $5,467, for the respective periods. The loss of either customer would have a material adverse effect on the company's results of operations.

Railway operating revenues, consisting of intermodal, carload and other railway operating revenues, in the aggregate decreased $591 for the three month period ended March 31, 1997, compared to the corresponding 1996 period.

Intermodal revenues from CSX Intermodal, Inc. were approximately $3,630, a decrease of $434 compared to the respective 1996 period. Intermodal revenues from Hanjin Shipping Lines were $1,319, a decrease of $85 compared to the same period in 1996. Pricing and other competitive issues are the primary reasons for the decline in shipments into the New York Metropolitan area.

Carload revenues for the three month period ended March 31, 1997 were $1,597, a reduction of $45 compared to the respective three month period in 1996.

Other railway operating revenues for the three month period ended March 31, 1997, were $166, a decrease of $27 compared to the same period in 1996.

Other operating revenues for the three month period ended March 31, 1997 were $518 or $142 greater than the respective 1996 period, due mostly to higher construction related revenues.

Maintenance, transportation and car hire expenses in the aggregate for the three month period ended March 31, 1997 were $5,379, a reduction of $1,138 compared to the same period of 1996.

Maintenance expenses in the aggregate for the three month period ended March 31, 1997 were $1,655 or a decrease of $458 compared to the respective 1996 period. This reduction is primarily attributable to the cost cutting initiatives in the first quarter of 1997 and higher maintenance costs in January, 1996 caused by severe winter weather.

Transportation and car hire expenses in the aggregate for the three month period ended March 31, 1997 were $3,724 or $680 lower compared to the same period in 1996, due mostly to lower traffic volumes and increased efficiencies in these areas.

Additions to the Company's fixed asset base accounted for the increase in depreciation and amortization expenses of $75 from the first quarter of 1996 to the first quarter of 1997.

General, administrative and other expenses for the three month period ended March 31, 1997 increased $203 for the three month period ended March 31, 1997 compared to the same period in 1996. As stated in the 1996 Form 10-K, the Company's ongoing marketing initiatives are resulting in slightly higher costs. Further, the Company has incurred certain legal and other third party costs to help protect and promote its interests during the possible restructuring of the railroad industry in the Northeast. These increases are partially offset by continuing cost reduction measures in all departments.

As a result of the foregoing, the operating loss for the three month period ended March 31, 1997 improved $411 to $601, compared to $1,012 in the corresponding period in 1996. The operating ratio for the three month period ended March 31, 1997 was 108% compared to 113% for the comparable 1996 period.

Interest expense (net of capitalized interest and interest income) for the three month period ended March 31, 1997 increased $13 compared to the corresponding 1996 period, due principally to interest rate and outstanding debt differentials.

The Company's effective income tax rate on income before income taxes and equity interest in income of affiliate for the three month period ended March 31, 1997 was 33% compared to 34% in the respective 1996 period.

On February 19, 1997, the Company declared a 5% stock dividend payable to stockholders of record February 28, 1997. The dividend was paid on March 31, 1997, resulting in the issuance of 86,703 shares of common stock. All data in the accompanying financial statements and related notes have been restated to give effect to the dividend.

                                  PART II
---------------------------------------------------------------------------
                             OTHER INFORMATION
---------------------------------------------------------------------------


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


Item 3.   Defaults on Senior Securities
---------------------------------------
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          None.


Item 5.   Other Information
---------------------------
          None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     a)   Exhibits:

                                             Filed herewith (-) or
                                             incorporated by reference to
                                             ------------------------------

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

10.3  Agreement between Conrail and NYS&W    Exhibit 10(p) to Registration
      dated March 30, 1982 relating to       Statement on Form S-1,
      trackage rights over line of           No. 2-94319
      Conrail from Binghamton, New York to
      Warwick, New York via Campbell Hall
      and Maybrook, New York

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

10.7  Amendment to Direct Loan Agreement     Exhibit 19.19 to Form 10-Q
      between New Jersey Economic            dated November 13, 1986
      Development Authority and NYS&W dated
      September 2, 1986

10.8  Amended and Restated Credit Agreement  Exhibit 10.8 to Form 10-Q
      between Manufacturers and Traders      dated November 11, 1994
      Trust Company and DOC dated May 27,
      1994

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

10.22 Delaware Otsego Corporation           Exhibit B to Definitive Proxy
      1987 Stock Option Plan                Statement Dated October 7, 1987

10.23 Delaware Otsego Corporation           Exhibit B to Definitive Proxy
      1993 Stock Option Plan                Statement Dated May 5, 1993

10.27 Form of Delaware Otsego Corporation   Exhibit 1 to Registrant's Form
      6.5% Convertible Subordinated Note    8-K dated October 19, 1993
      Due on September 1, 2003

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

10.30 Deficiency Guarantee among DOC and    Exhibit 10.30 to Registrant's
      others and Creditanstalt Corporate    Annual Report on Form 10-K
      Finance, Inc. dated January 31, 1996  dated March 24, 1996

10.31 Cash Collateral Agreement among DOC   Exhibit 10.31 to Registrant's
      and others and Creditanstalt          Annual Report on Form 10-K
      Corporate Finance, Inc. dated         dated March 24, 1996
      January 31, 1996

21    Subsidiaries of Registrant            Exhibit 21 to Registrant's
                                            Annual Report on Form 10-K
                                            dated March 22, 1997


      b)  Reports on Form 8-K:
          None.

SIGNATURES
----------
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DELAWARE OTSEGO CORPORATION
                                   (Registrant)



Date:   May 12, 1997               WALTER G. RICH
                                   -------------------------------------
                                   Walter G. Rich
                                   President and Chief Executive Officer



                                   WILLIAM B. BLATTER
                                   -------------------------------------
                                   William B. Blatter
                                   Senior Vice President and
                                   Chief Financial Officer