Form 10-Q
period 1997-06-30
DELAWARE OTSEGO CORP
filed 1997-08-13
CIK 757189

TOTAL AGGREGATE
                                                      NUMBER OF PAGES:_79_

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1997

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

                     Yes___X___    No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .125 Par Value               1,880,345
------------------------------  ---------------------------------
       (Title of Class)            Outstanding at June 30, 1997

                             INDEX
                             -----

         DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
         --------------------------------------------

                                                                 Page
                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -                   3
          June 30, 1997 and December 31, 1996

          Condensed Consolidated Statements of Operations -
          Three months ended June 30, 1997 and June 30, 1996;
          Six months ended June 30, 1997 and June 30, 1996          5

          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997 and June 30, 1996          6

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       8


PART II.  OTHER INFORMATION                                        12

SIGNATURES                                                         16

                       Part I - Financial Information
               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Thousands)
---------------------------------------------------------------------------
                                          June 30, 1997   December 31, 1996
                                          -------------   -----------------
                                           (Unaudited)
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents               $      1,297        $      1,179
   Accounts receivable                            6,377               5,269
   Reimbursable construction costs                  892               1,794
   Materials and supplies                           732               1,179
   Deferred income taxes                            332                 332
   Prepaid expenses                                 966                 730
   Other current assets                             149                 369
                                           ------------   -----------------
   Total Current Assets                          10,745              10,852


PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                 99,427              97,724
   Less:  accumulated depreciation and
      amortization                              (36,052)            (33,790)
                                           ------------   -----------------
   Total Property, Plant and Equipment           63,375              63,934


OTHER ASSETS
   Other assets                                   1,204               1,195
   Investment in Affiliate                        2,371               2,342
                                           ------------   -----------------
   Total Other Assets                             3,575               3,537
                                           ------------   -----------------
TOTAL ASSETS                               $     77,695        $     78,323
                                           ============   =================

The accompanying notes are an integral part of the financial statements.

                       Part I - Financial Information
               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Thousands)
---------------------------------------------------------------------------
                                          June 30, 1997   December 31, 1996
                                          -------------   -----------------
                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Notes payable to bank                   $      2,600        $     2,400
   Accounts payable                               9,714             11,020
   Accrued and other current liabilities          2,493              1,686
   Current maturities of long-term debt           1,771              1,768
                                           ------------   ----------------
   Total Current Liabilities                     16,578             16,874


LONG-TERM LIABILITIES
   Long-term debt                                11,553             12,383
   Deferred income taxes                         10,922             10,892

SUBORDINATED NOTES
   6.5% Convertible subordinated notes            3,580              3,580
                                           ------------   ----------------
   Total Long-Term Liabilities                   26,055             26,855
                                           ------------   ----------------
   Total Liabilities                             42,633             43,729



STOCKHOLDERS' EQUITY
   Common stock and additional
      paid-in capital                             6,777              6,355
   Contributed capital                           20,951             20,092
   Retained earnings                              7,334              8,147
                                           ------------   ----------------
   Total Stockholders' Equity                    35,062             34,594
                                           ------------   ----------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                    $     77,695        $    78,323
                                           ============   ================

The accompanying notes are an integral part of the financial statements.

               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               Unaudited
                     (Thousands, except share amounts)
----------------------------------------------------------------------------
                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  -------------------    -------------------
                                      1997       1996        1997       1996
                                  --------   --------    --------   --------
OPERATING REVENUES
 Railway operating revenues       $  7,580   $  7,166    $ 14,292   $ 14,469
 Other operating revenues              552        481       1,070        857
                                  --------   --------    --------   --------
  Total Operating Revenues           8,132      7,647      15,362     15,326

OPERATING EXPENSES
 Maintenance, transportation
  and car hire                       5,591      5,909      10,970     12,425
 Depreciation and amortization       1,198      1,137       2,400      2,264
 General, administrative and other   1,171      1,260       2,421      2,309
                                  --------   --------    --------   --------
  Total Operating Expenses           7,960      8,306      15,791     16,998
                                  --------   --------    --------   --------
INCOME (LOSS) FROM OPERATIONS          172       (659)       (429)    (1,672)

Other Income (Expense)
 Interest expense, net                (425)      (363)       (829)      (754)
 Gain on sale of property
  and equipment                          0        231           3        251
                                  --------   --------    --------   --------
  Other Expense, Net                  (425)      (132)       (826)      (503)
                                  --------   --------    --------   --------
Loss before income taxes and
 equity interest in earnings
 (loss) of Affiliate                  (253)      (791)     (1,255)    (2,175)
Provision for income tax benefit        84        269         413        739
                                  --------   --------    --------   --------
Loss before equity interest
 in earnings (loss) of Affiliate      (169)      (522)       (842)    (1,436)

Equity interest in earnings
 (loss) of Affiliate                    47          2          29        (59)
                                  --------   --------    --------   --------
NET LOSS                          $   (122)  $   (520)   $   (813)  $ (1,495)
                                  ========   ========    ========   ========

Loss per Share                    $  (0.07)  $  (0.28)   $  (0.44)  $  (0.83)
                                  ========   ========    ========   ========

Weighted Average
 Shares Outstanding                  1,856      1,831       1,844      1,808
                                  ========   ========    ========   ========

The accompanying notes are an integral part of the financial statements.

               DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited
                              (Thousands)
----------------------------------------------------------------------------
                                                     Six Months Ended
                                                ----------------------------
                                                June 30, 1997  June 30, 1996
                                                -------------  -------------
OPERATING ACTIVITIES
  Net loss                                          $    (813)      $ (1,495)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation and amortization                        2,400          2,264
   Provision for losses on accounts receivable             12              0
   Provision for deferred income taxes                   (412)          (733)
   Gain on sale of fixed assets                            (3)          (253)
   Equity interest in (income) loss of affiliate          (29)            59
  Changes in operating assets and liabilities:
   Increase in accounts receivable                     (1,120)        (1,472)
   Decrease in materials, supplies, prepaids
      and other current assets                          1,333            527
   (Decrease) Increase in accounts payable and
    accrued expenses                                     (492)           798
   Increase in other assets                               (25)          (213)
                                                -------------  -------------
Net Cash Provided (Used) by Operating Activities          851           (518)
                                                -------------  -------------
INVESTING ACTIVITIES
  Additions to property, plant and equipment           (1,825)        (2,484)
  Investment in Affiliate                                   0         (2,000)
  Proceeds from sale of assets                              1            276
  Contributed capital                                   1,301          1,204
                                                -------------  -------------
Net Cash Used by Investing Activities                    (523)        (3,004)
                                                -------------  -------------
FINANCING ACTIVITIES
  Increase in notes payable                               200          1,200
  Proceeds from long-term borrowings                        7          1,171
  Principal payments on long-term debt                   (834)          (563)
  Proceeds from other borrowings                            0            556
  Issuance of common stock                                422            998
  Dividends paid                                           (5)            (8)
                                                -------------  -------------
Net Cash (Used) Provided by Financing Activities         (210)         3,354
                                                -------------  -------------
Increase (Decrease) in Cash and Cash Equivalents          118           (168)
Cash and cash equivalents at beginning of period        1,179          1,213
                                                -------------  -------------
Cash and Cash Equivalents at End of Period          $   1,297       $  1,045
                                                =============  =============

The accompanying notes are an integral part of the financial statements.

DELAWARE OTSEGO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

2. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997, due to certain freight revenues subject to
     seasonal variations.   For further information, refer to the
     consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3. Earnings per common share have been adjusted retroactively to reflect a 5% stock dividend declared February 19, 1997.

4. Investment in Affiliate on the consolidated balance sheet and equity interest in income (loss) of Affiliate on the consolidated statement of operations reflects the Company's acquisition of a 40% interest in The Toledo, Peoria and Western Railroad Corporation (TP&W) on January
     31, 1996. The investment is accounted for under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 is not expected to be material.

6. On March 1, 1997, the Company granted 10,000 nonqualified stock options at an exercise price of $10.00 per share. In addition, on March 21, 1997, the Company granted 24,927 incentive stock options and 4,236 nonqualified stock options at exercise prices of $15.75 per share. During the six months ended June 30, 1997, 49,575 stock options were exercised at prices ranging from $8.43 to $8.64.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Thousands, except share amounts)


The following Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the continuing operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 1997, totaled $1,297. Cash generated from operations, grants from certain state departments of transportation, sales of property and additional debt are the Company's principal sources of liquidity. Also contributing to positive cash flow in 1997 have been the exercise of 49,575 outstanding stock options. The Company's primary cash applications are capital expenditures, debt service, and working capital requirements.

At June 30, 1997, the Company's working capital deficit was $5,833 or an improvement of $189 over December 31, 1996. The working capital ratio was 65% at June 30, 1997, compared to 64% at December 31, 1996. Total long-term liabilities at June 30, 1997 were $26,055. Long-term debt (exclusive of current maturities but including convertible subordinated notes) as a percentage of equity decreased to 43% at June 30, 1997, from 46% at December 31, 1996. Total capitalization (long-term debt, convertible subordinated notes and equity) was $50,195 at June 30, 1997 compared to $50,557 at December 31, 1996.

At June 30, 1997, notes payable consisted of a secured advance under a $5 million line of credit with Manufacturers and Traders Trust Company (M&T.) Interest on these borrowings is at prime plus 1.25%. Prime at June 30, 1997 was 8.5%. Available borrowings are based on and secured by eligible accounts receivable. At June 30, 1997, eligible accounts receivable were $4.7 million and borrowings on the line were $2.6 million.

The Company may borrow up to $500 from an equipment line of credit with Key Bank National Association which expires on June 30, 1998. At June 30, 1997, the Company had not drawn down on this line. The interest rate is the lender's Base Rate plus three quarters percent.

During the six month period ended June 30, 1997, additions to property, plant and equipment were $1,825 of which $1,301 or 71% was funded by grants from the New York and New Jersey Departments of Transportation. The balance was funded by cash provided from operations and advances from the M&T line of credit. The Company's capital spending program for the balance of 1997 is anticipated to be approximately $11 million, of which $5 million is for railway projects, $5 million for acquisitions of land for terminals and rehabilitations of facilities (addressed below) and the remainder for improvements to and purchases of locomotives and other equipment. It is anticipated that funding for the capital program for the balance of 1997 will be met by grants from participating state governments, cash generated from operations, additional long-term debt, available funds from the lines of credit and proceeds from sales of non-operating assets. The Company believes it has adequate working capital to fund existing and anticipated operations for at least the next twelve months.

The Company is under contract to acquire certain property which it currently leases for use as a bulk distribution facility for a purchase price of approximately $3.7 million. The purchase, which is expected to occur during 1997, will be funded from a $500 thousand deposit made in 1995, $2.5 million of new long-term debt, the Company's working capital and funds from the M&T line of credit if necessary. The Company has received a commitment for a credit facility from Manufacturers and Traders Trust Company for $2.5 million to finance the purchase. This commitment expires on September 30, 1997.

The Company is currently in the process of completing a sale of railroad property of a non-operating Company subsidiary. When received, the proceeds of $650 will be used for working capital purposes. The carrying amount of the property is estimated to be $110.


POTENTIAL CHANGES IN THE RAIL INDUSTRY

The Company relies on, and its ability to compete is dependent upon, its rail connections with CP and with Conrail for a substantial portion of its rail traffic. Changes in the operations of either of these carriers could have a material adverse impact on the Company. CSX and Norfolk Southern have reached agreement, subject to regulatory approvals, to jointly acquire and then divide Conrail's rail lines, with the result that both CSX and NS will have direct access to the metropolitan New York and New Jersey region without using the Company's rail lines. For the six months ended June 30, 1997, the Company derived approximately 49% of its operating revenue from traffic hauled for a CSX subsidiary and approximately 20% of its operating revenue from intermodal traffic hauled in conjunction with Norfolk Southern. In aggregate, revenue generated from these two major customers, amounted to $10,608 and $10,704 for six months ended June 30, 1997 and 1996, respectively. The Company has contracts for both of these revenue sources which expire in 1999 and the loss of either customer would have a material adverse effect on results of operations.

On August 8, 1997, the Company received an offer from a group comprised of CSX Corporation, Norfolk Southern Corporation and Walter G. Rich, the Company's President and Chief Executive Officer, to acquire 100% of the Company's outstanding stock at a price of $19.00 per share. The Company's Board of Directors has met with its financial and legal advisors to review the offer as well as other possible alternatives, and plans to continue discussions with the offering group. The Company is unable at this time to predict the final outcome of these discussions or the impact that the proposed restructuring of the eastern U.S. railroad system arising from the sale of Conrail will have on the Company in the future.

RESULTS OF OPERATIONS

Railway operating revenues, consisting of intermodal, carload and other railway operating revenues, in the aggregate increased $414 and decreased $177 for the three and six month periods ended June 30, 1997, respectively, compared to the corresponding 1996 periods. Second quarter, 1997 intermodal revenues were $423 higher than the same quarter of 1996 due in large part to an increase in shipments of General Motors auto parts destined for South America. Carload revenues were $47 higher for the three months ended June 30, 1997 than that quarter of 1996 due substantially to increased shipments of stone products from a reactivated stone quarry in Jamesville, New York. For the six months ended June 30, 1997, intermodal and carload revenues were $96 lower than and approximately equal to, respectively, the corresponding period of 1996 as the aforementioned increases nearly offset the decline in revenues which the Company experienced in the first quarter of 1997. For the three and six month periods ending June 30, 1997, other railway operating revenues were $56 and $81 lower than those same periods of 1996 .

Other operating revenues for the three and six month periods ended June 30, 1997 were $71 and $213 greater than the respective 1996 period, due mostly to higher construction related revenues.

Maintenance, transportation and car hire expenses in the aggregate for the three and six month periods ended June 30, 1997 were $318 and $1,455, respectively, lower compared to the same periods of 1996.

Maintenance expenses, in the aggregate, for the three and six month periods ended June 30, 1997 decreased $169 and $627, respectively, compared to the respective 1996 periods. These reductions are primarily attributable to cost cutting initiatives in 1997 and higher maintenance costs in 1996 caused by severe winter weather.

Transportation and car hire expenses in the aggregate were $149 and $828 lower for the three and six month periods ended June 30, 1997, respectively, than those periods of 1996 due mostly to increased efficiencies in these areas.

Additions to the Company's fixed asset base accounted for the increase in depreciation and amortization expenses from 1996 to 1997.

General, administrative and other expenses for the three month period ended June 30, 1997 decreased $89 compared to the same period in 1996, in large part due to the Company's cost reduction measures. These expenses are $112 higher for the six months ended June 30, 1997 than that period of 1996 due mostly to certain legal and other third party costs incurred in the first quarter of 1997 to help protect and promote the Company's interests during the restructuring of the railroad industry in the Northeast.

As a result of the foregoing, the Company showed an operating profit of $172 for the three month period ended June 30, 1997, an improvement over the second quarter of 1996 of $831. The year to date operating loss at June 30, 1997 was $429 or $1,243 lower than that of the corresponding period in 1996. The operating ratios for the three and six month periods ended June 30, 1997 were 98% and 103%, respectively, compared to 109% and 111% for the comparable 1996 periods.

Interest expense (net of capitalized interest and interest income) for the three month and six month periods ended June 30, 1997 increased $62 and $75, respectively, compared to the corresponding 1996 period, due principally to interest rate and outstanding debt differentials.

Gain on sale of property and equipment declined $231 and $248 for the three and six month periods ending June 30, 1997, respectively, compared to those same periods of 1996 as a result of a sale of various track materials of a non-operating subsidiary during the second quarter of 1996.

The Company's effective income tax rate on income before income taxes and equity interest in income of affiliate for the three and six month periods ended June 30, 1997 was 33% compared to 34% in the respective 1996 periods.

Equity interest in earnings (loss) of Affiliate (which represents the Company's 40% interest in the net income of the TP&W) increased $45 and $88 from the second quarter and the first half of 1997, respectively, compared to the corresponding 1996 periods. This increase was due to improved TP&W revenues in 1997 compared to 1996, while expenses were kept within the range of those incurred during 1996.

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

                             OTHER INFORMATION



Item 1.   Legal Proceedings
---------------------------
          None.


Item 2.   Changes in Rights of Security Holders
-----------------------------------------------
          None.


Item 3.   Defaults on Senior Securities
---------------------------------------
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
     At the Annual Meeting of Shareholders held in Cooperstown, New York on June 7, 1997, at which at least 1,510,000 shares, or 82% of the shares outstanding, were present in person or by proxy, the nominees listed in the Registrant's Proxy Statement were elected and other actions taken as follows:

                                                For    Against  Abstain
                                             --------- ------- ---------
          1.   Election of Directors

                    C. David Soule           1,508,812   2,611      -
                    Niles F. Curtis          1,509,074   2,349      -
                    Malcolm C. Hughes        1,509,560   1,863      -
                    Gordon R. Fuller         1,508,484   2,939      -

          2.   Ratification of Appointment
               of Independent Accountants    1,509,922     407    1,094


Item 5.   Other Information
---------------------------
          On August 8, 1997, the Company received an offer from a group comprised of CSX Corporation, Norfolk Southern Corporation and Walter G. Rich, the Company's President and Chief Executive Officer, to acquire 100% of the Company's outstanding stock at a price of $19.00 per share. A copy of the offer is filed herewith as Exhibit 99.1. On August 11, 1997, the

Company issued a press release announcing the receipt of this offer. A copy of the press release is filed herewith as Exhibit 99.2.


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

10.9 Agreement between NYS&W and             -
     Brotherhood of Locomotive Engineers
     dated May 1, 1997

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

21    Subsidiaries of Registrant              Exhibit 21 to Registrant's
                                              Annual Report on Form 10-K
                                              dated March 22, 1997

99.1  Letter dated August 8, 1997 directed    -
      to the Board of Directors of the
      Registrant from CSX Corporation,
      Norfolk Southern Corporation and
      Walter Rich

99.2  Press Release dated August 11, 1997     -
      issued by the Registrant


      b) Reports on Form 8-K:

         None.

SIGNATURES
----------

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DELAWARE OTSEGO CORPORATION
                                        (Registrant)



Date:   August 12, 1997              s/  WALTER G. RICH
                                         ---------------------------------
                                         Walter G. Rich
                                         President and
                                         Chief Executive Officer




                                     s/   WILLIAM B. BLATTER
                                          --------------------------------
                                          William B. Blatter
                                          Senior Vice President and
                                          Chief Financial Officer